Form 10-Q
period 2015-09-30
PB Bancorp, Inc.
filed 2015-12-02
CIK 1652106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                               to

Commission file number                                            333-206892

PB Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Maryland	47-5150586
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

40 Main Street, Putnam, Connecticut 06260
(Address of principal executive offices)
(Zip Code)

(860) 928-6501
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) ☒ YES ☐ NO (2) ☐ YES ☒ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒ YES ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐ YES ☒ NO

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 30, 2015: 0.

EXPLANATORY NOTE

PB Bancorp, Inc., a Maryland corporation (the “Company”), was formed to serve as the stock holding company for Putnam Bank as part of the mutual-to-stock conversion of Putnam Bancorp, MHC. As of September 30, 2015, the conversion had not been completed, and, as of that date, the Company had no assets or liabilities, and had not conducted any business other than that of an organizational nature. Accordingly, for informational purposes, the Quarterly Report for the quarter ended September 30, 2015 of PSB Holdings, Inc., the current stock holding company for Putnam Bank, is attached as Exhibit 99.1 to this Quarterly Report.

1

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Not applicable. Please see the Explanatory Note.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Not applicable. Please see the Explanatory Note.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable. Please see the Explanatory Note.

Item 4.	CONTROLS AND PROCEDURES

a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).. Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

b) Changes in Internal Controls over Financial Reporting There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

2

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Not applicable. Please see the Explanatory Note.

Item 1A. RISK FACTORS

Not applicable. Please see the Explanatory Note.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable. Please see the Explanatory Note.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable. Please see the Explanatory Note.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

Not applicable.

Item 6.	EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Quarterly Report on Form 10-Q of PSB Holdings, Inc. for the Quarter Ended September 30, 2015.

3

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PB Bancorp, Inc.
(Registrant)

Date:	December 2, 2015	/s/ Thomas A. Borner
Thomas A. Borner
President and Chief Executive Officer

Date:	December 2, 2015	/s/ Robert J. Halloran, Jr.
Robert J. Halloran, Jr.
Executive Vice President, Chief Financial Officer and Treasurer

4