Form 10-Q
period 2015-12-31
PB Bancorp, Inc.
filed 2016-02-12
CIK 1652106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission file number                                          001-37676

PB Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Maryland	47-5150586
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

40 Main Street, Putnam, Connecticut 06260
(Address of principal executive offices)
(Zip Code)

(860) 928-6501
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ YES ☐ NO

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

As of February 1, 2016, there were 7,880,590 shares of the registrant’s common stock outstanding.

PB Bancorp, Inc.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

PB Bancorp, Inc.

Consolidated Balance Sheets

(Unaudited)

	December 31,	June 30,
	2015	2015
	(in thousands except share data)
ASSETS
Cash and due from depository institutions	$4,626	$4,562
Interest-bearing demand deposits with other banks	32,320	764
Total cash and cash equivalents	36,946	5,326
Securities available-for-sale, at fair value	42,321	45,657
Securities held-to-maturity (fair value of $156,005 as of December 31, 2015 and $165,644 as of June 30, 2015)	155,255	164,096
Federal Home Loan Bank stock, at cost	4,115	5,371
Loans	237,041	226,221
Less: Allowance for loan losses	(2,305)	(2,175)
Net loans	234,736	224,046
Premises and equipment	3,700	3,763
Accrued interest receivable	1,060	1,051
Other real estate owned	1,419	3,155
Goodwill	6,912	6,912
Bank-owned life insurance	9,565	9,427
Deferred tax asset	2,653	2,704
Other assets	2,431	2,093

Total assets	$501,113	$473,601

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Non-interest-bearing	$100,020	$59,854
Interest-bearing	287,455	297,787
Total deposits	387,475	357,641
Mortgagors' escrow accounts	2,434	2,363
Federal Home Loan Bank advances	52,500	56,740
Securities sold under agreements to repurchase	4,914	2,797
Other liabilities	2,224	2,316
Total liabilities	449,547	421,857

Stockholders' Equity
Preferred stock, $0.10 par value, 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.10 par value, 12,000,000 shares authorized, 6,943,125 shares issued, 6,541,561 shares outstanding at December 31, 2015 and June 30, 2015	694	694
Additional paid-in capital	30,602	30,602
Retained earnings	25,817	25,919
Accumulated other comprehensive loss	(338)	(198)
Unearned ESOP shares	(1,118)	(1,182)
Treasury stock, at cost (401,564 shares at December 31, 2015 and June 30, 2015)	(4,091)	(4,091)
Total stockholders' equity	51,566	51,744

Total liabilities and stockholders' equity	$501,113	$473,601

See accompanying notes to consolidated financial statements.

PB Bancorp, Inc.

Consolidated Statements of Net Income

(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2015	2014	2015	2014
	(in thousands, except per share data)
Interest and dividend income:
Interest and fees on loans	$2,388	$2,401	$4,765	$4,883
Interest and dividends on investments	1,001	1,028	2,001	2,045
Total interest and dividend income	3,389	3,429	6,766	6,928

Interest expense:
Deposits and escrow	468	560	941	1,130
Borrowed funds	348	365	697	749
Total interest expense	816	925	1,638	1,879
Net interest and dividend income	2,573	2,504	5,128	5,049

Provision for loan losses	683	70	613	70
Net interest and dividend income after provision for loan losses	1,890	2,434	4,515	4,979

Non-interest income:
Total other-than-temporary impairment losses on debt securities	(8)	(173)	(250)	(414)
Portion of losses recognized in other comprehensive income	5	121	211	259
Net impairment losses recognized in earnings	(3)	(52)	(39)	(155)
Fees for services	435	423	878	878
Mortgage banking activities	39	21	64	54
Net commissions from brokerage service	63	32	85	50
Income from bank-owned life insurance	69	71	138	141
Gain on sales of other real estate owned	238	-	352	48
Other income	95	48	122	96
Total non-interest income	936	543	1,600	1,112

Non-interest expense:
Compensation and benefits	1,630	1,582	3,195	3,105
Occupancy and equipment	301	293	613	599
Data processing	198	220	392	455
LAN/WAN network	36	39	72	75
Advertising and marketing	41	52	76	91
FDIC deposit insurance	94	96	197	163
Other real estate owned	106	90	189	158
Write-down of other real estate owned	-	32	28	32
Other	470	476	872	946
Total non-interest expense	2,876	2,880	5,634	5,624
Income (loss) before income tax (benefit) expense	(50)	97	481	467

Income tax (benefit) expense	(72)	(25)	54	42
NET INCOME	$22	$122	$427	$425

Earnings per common share:
Basic	$0.00	$0.02	$0.07	$0.07
Diluted	$0.00	$0.02	$0.07	$0.07

See accompanying notes to consolidated financial statements.

PB Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
	(in thousands)
Net income	$22	$122	$427	$425

Other comprehensive loss:
Net unrealized holding losses on available-for-sale securities	(308)	(222)	(41)	(47)
Reclassification adjustment for losses realized in income on available-for-sale securities (1)	3	52	39	155
Non-credit portion of other-than-temporary losses on available-for-sale securities	(5)	(121)	(211)	(259)

Other comprehensive loss before tax	(310)	(291)	(213)	(151)
Income tax benefit related to other comprehensive loss	105	98	73	51
Other comprehensive loss net of tax	(205)	(193)	(140)	(100)
Total comprehensive (loss) income	$(183)	$(71)	$287	$325

(1)	Reported in net impairment losses recognized in earnings included in non-interest income on the consolidated statements of net income. Income tax benefits associated with the reclassification adjustments were $1,000 and $20,000 for the three months ended December 31, 2015 and 2014, respectively. Income tax benefits associated with the reclassification adjustments were $15,000 and $60,000 for the six months ended December 31, 2015 and 2014, respectively.

See accompanying notes to consolidated financial statements.

PB Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the six months ended December 31, 2015 and 2014

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned ESOP Shares	Treasury Stock	Total Stockholders' Equity
	(dollars in thousands, except per share data)

Balances at June 30, 2014	$694	$30,602	$25,793	$(237)	$(1,310)	$(4,091)	$51,451

Comprehensive income	-	-	425	(100)	-	-	325
ESOP shares committed to be released (6,390 shares)	-	-	(18)	-	64	-	46

Balances at December 31, 2014	$694	$30,602	$26,200	$(337)	$(1,246)	$(4,091)	$51,822

Balances at June 30, 2015	$694	$30,602	$25,919	$(198)	$(1,182)	$(4,091)	$51,744

Comprehensive income	-	-	427	(140)	-	-	287
Cash dividends declared ($0.08 per share)	-	-	(524)	-	-	-	(524)
ESOP shares committed to be released (6,390 shares)	-	-	(5)	-	64	-	59

Balances at December 31, 2015	$694	$30,602	$25,817	$(338)	$(1,118)	$(4,091)	$51,566

See accompanying notes to consolidated financial statements.

PB Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months
	Ended December 31,
	2015	2014
	(in thousands)
Cash flows from operating activities
Net income	$427	$425
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities, net	724	574
Impairment losses on securities	39	155
Net decrease in loans held-for-sale	-	100
Amortization of deferred loan costs, net	81	71
Provision for loan losses	613	70
Gain on sale of other real estate owned, net	(352)	(48)
Write-down of other real estate owned	28	32
Depreciation and amortization - premises and equipment	159	172
Amortization - software	59	61
Increase in accrued interest receivable and other assets	(406)	(206)
Increase in cash surrender value of bank-owned life insurance	(138)	(141)
Decrease in other liabilities	(92)	(57)
Deferred tax expense	124	133
Amortization of ESOP expense	59	46
Net cash provided by operating activities	1,325	1,387
Cash flows from investing activities
Purchase of available-for-sale securities	-	(3,067)
Proceeds from calls, pay downs and maturities of available-for-sale securities	3,030	2,523
Purchase of held-to-maturity securities	(10,782)	(18,736)
Proceeds from calls, pay downs and maturities of held-to-maturity securities	18,953	12,661
Redemption of Federal Home Loan Bank Stock	1,256	556
Loan principal originations, net of repayments	(5,736)	(27)
Loan purchases	(7,289)	-
Recoveries of loans previously charged off	203	38
Proceeds from sale of other real estate owned	3,498	531
Capital expenditures - premises and equipment	(96)	(56)
Capital expenditures - software	-	(33)
Net cash provided by (used in) investing activities	3,037	(5,610)
Cash flows from financing activities
Net increase in deposit accounts	29,834	(113)
Net increase (decrease) in mortgagors' escrow accounts	71	(8)
Proceeds from long-term Federal Home Loan Bank advances	-	10,000
Repayment of long-term Federal Home Loan Bank advances	-	(10,000)
Change in short term FHLB advances, net	(4,240)	-
Net increase in securities sold under agreements to repurchase	2,117	15,089
Cash dividends paid on common stock	(524)	-
Net cash provided by financing activities	27,258	14,968
Net increase in cash and cash equivalents	31,620	10,745
Cash and cash equivalents at beginning of year	5,326	7,335
Cash and cash equivalents at end of period	$36,946	$18,080
Supplemental disclosures
Cash paid during the period for:
Interest	$1,644	$1,882
Income taxes paid (refunded), net	1	(554)
Loans transferred to other real estate owned	1,438	2,164

See accompanying notes to consolidated financial statements.

PB Bancorp, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – Organization

PSB Holdings, Inc. (the “Company”) is a federally chartered holding company formed on May 27, 2003 for the purpose of acquiring all of the common stock of Putnam Bank (the “Bank”) concurrent with the Bank’s reorganization from a mutual savings institution to the mutual holding company form of organization. No shares were offered to the public as part of this reorganization.

On October 4, 2004, the Company issued 6,943,125 shares of common stock, 3,729,846 shares (53.7%) of which were issued to Putnam Bancorp, MHC and 3,089,691 shares (44.5%) of which were sold to eligible depositors of the Bank and others at $10.00 per share. In addition, the Company issued 123,588 shares (1.8%) to a charitable foundation established by the Bank.

On December 30, 2014, the Bank converted from a federally-chartered savings bank to a Connecticut-chartered bank that is a member of the Federal Reserve System. PSB Holdings, Inc. and Putnam Bancorp, MHC remain savings and loan holding companies.

On September 9, 2015 the Boards of Directors of Putnam Bancorp, MHC, the Company and the Bank adopted a Plan of Conversion pursuant to which Putnam Bancorp, MHC undertook a “second-step” conversion and now ceases to exist. The Bank reorganized from a two-tier mutual holding company structure to a fully public stock holding company structure effective January 7, 2016 and, as a result is now the wholly-owned subsidiary of PB Bancorp, Inc. (“PB Bancorp”), a Maryland corporation. Because the conversion occurred after December 31, 2015, the financial information included in this quarterly report is that of the Company. For further information, see Part II – Other Information. In connection with the Company’s second step conversion and stock offering, cash proceeds of $35.3 million from stock subscription deposits were received during the second quarter of the year ending June 30, 2016 and are included as demand deposits as of December 31, 2015.

NOTE 2 – Basis of Presentation

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-Q, and accordingly do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary, consisting of only normal recurring accruals and the elimination of all significant intercompany accounts, to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. The interim results of operations are not necessarily indicative of the operating results to be expected for future periods, including the fiscal year ending June 30, 2016. These financial statements should be read in conjunction with the 2015 consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on September 28, 2015.

NOTE 3 – Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in this Update create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date, which defers the original effective dates of ASU 2014-09. The amendments in Update 2014-09 are now effective for annual reporting periods, including interim periods, beginning after December 15, 2017. Early application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. Management is currently evaluating the impact to the consolidated financial statements of adopting this Update.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall, (Subtopic 825-10). The amendments in this Update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Targeted improvements to generally accepted accounting principles include the requirement for equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, the elimination of the requirement for non-public business entities to disclose the fair value of financial instruments measured at amortized cost and the elimination of the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.

Note 4 - Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assumptions by management that have, or could have, a material impact on our income or the carrying value of our assets. Our critical accounting policies are those related to our loans, allowance for loan losses, income taxes, goodwill and the impairment of securities.

Loans. The Company’s loan portfolio includes residential real estate, commercial real estate, construction, commercial and consumer/other segments. Residential real estate loans include one-to four-family owner-occupied loans, second mortgage loans and equity lines of credit. Consumer/other loans include personal loans. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

The accrual of interest on all loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Past due status is based on contractual terms of the loan. In all cases, loans are placed on non-accrual status if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on non-accrual status is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed.

The allowance for loan losses is evaluated on a quarterly basis by management. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance consists of general, specific and unallocated components, as further described below.

General component

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, commercial and consumer/other. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; concentrations; changes in lending policies and procedures; experience/ability/depth of lending management and staff; loan rating migration; the effect of other external factors; changes in the value of underlying collateral; changes in the loan review system and national and local economic trends and conditions.

The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

Residential real estate - The Company does not originate loans with a loan-to-value ratio greater than 100% and does not originate subprime loans. Loans originated with a loan-to-value ratio greater than 80% generally require private mortgage insurance. All loans in this segment are collateralized by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

Commercial real estate - Loans in this segment are primarily income-producing properties throughout New England. The underlying cash flows generated by the properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on the credit quality in this segment. Management obtains rent rolls annually and continually monitors the cash flows of these loans.

Construction – Loans in this segment primarily include speculative real estate development loans for which payment is derived from sale of the property. Credit risk is affected by the accuracy of estimated costs to complete the project, cost overruns, time to sell at an adequate price, and market conditions.

Commercial – Loans in this segment are made to businesses and are generally secured by assets of the business. Repayment is expected from the cash flows of the business. A weakened economy, and resultant decreased consumer spending, will have an effect on the credit quality in this segment.

Consumer/other - Loans in this segment are generally unsecured and repayment is dependent on the credit quality of the individual borrower.

Specific component

The specific component relates to loans that are classified as impaired. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent or foreclosure is probable. An allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer/other and residential real estate loans for impairment disclosures, unless such loans are 90 days or more past due or subject to a troubled debt restructuring (“TDR”) agreement.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

The Company periodically may agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a TDR. All TDRs are classified as impaired.

Unallocated component

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general reserves in the portfolio.

Goodwill. The Company’s goodwill was recorded as a result of business acquisitions and combinations. The Company’s goodwill (consideration paid in excess of fair value of acquired net assets) is reviewed at least annually to ensure that there have been no events or circumstances resulting in an impairment of the recorded amount of excess purchase price. Adverse changes in the economic environment, operations of the Company or other factors could result in a decline in projected fair values. If the estimated fair value is less than the carrying amount, a loss would be recognized to reduce the carrying amount to implied fair value.

Other-Than-Temporary Impairment of Securities. Management periodically reviews all investment securities with significant declines in fair value for potential other-than-temporary impairment pursuant to the guidance provided by ASC 320-10 “Investments-Debt and Equity Securities”. The guidance addresses the determination as to when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.

Income Taxes. The Company recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are established for the temporary differences between the accounting basis and the tax basis of the Company’s assets and liabilities at enacted rates expected to be in effect when the amounts related to such temporary differences are realized or settled. A valuation allowance is established against deferred tax assets when, based upon the available evidence including historical and projected taxable income, it is more likely than not that some or all of the deferred tax assets will not be realized.

Management has discussed the development and selection of these critical accounting policies with the Audit Committee.

NOTE 5 – Earnings Per Share (EPS)

As presented below, basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. If rights to dividends on unvested options/awards are non-forfeitable, these unvested awards/options are considered outstanding in the computation of basic earnings per share. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. For purposes of computing diluted EPS, the treasury stock method is used.

The following information was used in the computation of EPS on both a basic and diluted basis for the three and six months ended December 31, 2015 and 2014:

	Three months ended	Three months ended	Six Months Ended	Six Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Net income	$22,000	$122,000	$427,000	$425,000

Weighted average common shares applicable to basic EPS	6,426,579	6,413,800	6,424,981	6,412,202
Effect of dilutive potential common shares (1)	-	-	-	-
Weighted average common shares applicable to diluted EPS	6,426,579	6,413,800	6,424,981	6,412,202
Earnings per share:
Basic	$0.00	$0.02	$0.07	$0.07
Diluted	$0.00	$0.02	$0.07	$0.07

(1) For the three and six months ended December 31, 2015, options to purchase 29,000 and 199,106 shares, respectively, were outstanding but not included in the computation of earnings per share because they were anti-dilutive. For the three and six months ended December 31, 2014, options to purchase 199,106 shares were outstanding but not included in the computation of earnings per share because they were anti-dilutive.

NOTE 6 – Investment Securities

The carrying value, estimated fair values, and gross unrealized gains and losses of investment securities by maturity and type are as follows:

	Amortized	Gross Unrealized		Fair
	Cost Basis	Gain	(Loss)	Value
	(in thousands)
December 31, 2015
Available-for-sale:
Debt securities:
U.S. government and government-sponsored securities:
Due from one through five years	$1,000	$-	$(10)	$990

Corporate bonds and other securities:
Due after ten years	5,999	-	(935)	5,064

U.S. Government-sponsored and guaranteed mortgage-backed securities:
Due from one through five years	271	8	-	279
From five through ten years	8,354	72	-	8,426
After ten years	12,070	347	(20)	12,397
	20,695	427	(20)	21,102

Non-agency mortgage-backed securities:
Due after ten years	5,140	381	(356)	5,165
Total debt securities	32,834	808	(1,321)	32,321

Equity securities:
Auction rate preferred - due after 10 years	10,000	-	-	10,000
Total available-for-sale securities	$42,834	$808	$(1,321)	$42,321

Held-to-maturity:
U.S. government and government-sponsored securities:
Due from one through five years	$9,204	$124	$(13)	$9,315

U.S. Government-sponsored and guaranteed mortgage-backed securities:
Due from one through five years	587	18	-	605
From five through ten years	2,659	92	(2)	2,749
After ten years	142,805	1,293	(762)	143,336
	146,051	1,403	(764)	146,690
Total held-to-maturity securities	$155,255	$1,527	$(777)	$156,005

	Amortized	Gross Unrealized		Fair
	Cost Basis	Gain	(Loss)	Value
	(in thousands)
June 30, 2015:
Available-for-sale:
Debt securities:
U.S. government and government-sponsored securities:
Due from one through five years	$1,000	$-	$(9)	$991

Corporate bonds and other securities:
Due after ten years	5,999	-	(795)	5,204

U.S. Government-sponsored and guaranteed mortgage-backed securities:
Due from one through five years	391	14	-	405
From five through ten years	9,374	125	-	9,499
After ten years	13,280	419	(1)	13,698
	23,045	558	(1)	23,602

Non-agency mortgage-backed securities:
Due after ten years	5,913	308	(361)	5,860
Total debt securities	35,957	866	(1,166)	35,657

Equity securities:
Auction rate preferred - due after 10 years	10,000	-	-	10,000
Total available-for-sale securities	$45,957	$866	$(1,166)	$45,657

Held-to-maturity:
U.S. government and government-sponsored securities:
Due from one through five years	$9,245	$70	$(4)	$9,311
From five through ten years	954	98	-	1,052
	10,199	168	(4)	10,363

U.S. Government-sponsored and guaranteed mortgage-backed securities:
Due from five through ten years	3,304	127	-	3,431
After ten years	150,593	1,845	(588)	151,850
	153,897	1,972	(588)	155,281
Total held-to-maturity securities	$164,096	$2,140	$(592)	$165,644

There were no sales of available-for-sale securities for the three months ended December 31, 2015 or 2014. Gains and losses on the sales of securities are recorded on the trade date and are determined using the specific identification method. There were other-than-temporary impairment charges on available-for-sale securities of $3,000 realized in income during the three months ended December 31, 2015. The write-downs included total other-than-temporary impairment losses of $8,000, net of $5,000 recognized in other comprehensive income, before taxes. There were other-than-temporary impairment charges on available-for-sale securities of $52,000 realized in income during the three months ended December 31, 2014. The write-downs included total other-than-temporary impairment losses of $173,000, net of $121,000 recognized in other comprehensive income, before taxes.

There were no sales of available-for-sale securities for the six months ended December 31, 2015 or 2014. There were other-than-temporary impairment charges on available-for-sale securities of $39,000 realized in income during the six months ended December 31, 2015. The write-downs included total other-than-temporary impairment losses of $250,000, net of $211,000 recognized in other comprehensive income, before taxes. There were other-than-temporary impairment charges on available-for-sale securities of $155,000 realized in income during the six months ended December 31, 2014. The write-downs included total other-than-temporary impairment losses of $414,000, net of $259,000 recognized in other comprehensive income, before taxes.

The following is a summary of the estimated fair value and related unrealized losses segregated by category and length of time that individual securities have been in a continuous unrealized loss position at:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2015:	Value	Losses	Value	Losses	Value	Losses
Available-for-sale:	(in thousands)
Debt securities:
U.S. Government and government-sponsored securities	$-	$-	$990	$10	$990	$10
Corporate bonds and other securities	-	-	5,064	935	5,064	935
U.S. Government-sponsored and guaranteed mortgage-backed securities	4,732	20	-	-	4,732	20
Total temporarily impaired available-for-sale	4,732	20	6,054	945	10,786	965

Held-to-maturity:
U.S. Government and government-sponsored guaranteed securities	2,241	13	-	-	$2,241	$13
U.S. Government-sponsored and guaranteed mortgage-backed securities	58,845	452	10,292	312	69,137	764
Total temporarily impaired held-to-maturity	61,086	465	10,292	312	71,378	777

Other-than-temporarily impaired debt securities (1):
Non-agency mortgage-backed securities	526	5	2,496	351	3,022	356

Total temporarily-impaired and other- than-temporarily impaired securities	$66,344	$490	$18,842	$1,608	$85,186	$2,098

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2015:	Value	Losses	Value	Losses	Value	Losses
Available-for-sale:	(in thousands)
Debt securities:
U.S. Government and government-sponsored guaranteed securities	$-	$-	$991	$9	$991	$9
Corporate bonds and other securities	-	-	5,204	795	5,204	795
U.S. Government-sponsored and guaranteed mortgage-backed securities	2,430	1	-	-	2,430	1
Total temporarily impaired available-for-sale	2,430	1	6,195	804	8,625	805

Held-to-maturity:
U.S. Government and government-sponsored securities	2,251	4	-	-	2,251	4
U.S. Government-sponsored and guaranteed mortgage-backed securities	46,247	261	12,630	327	58,877	588
Total temporarily impaired held-to-maturity	48,498	265	12,630	327	61,128	592

Other-than-temporarily impaired debt securities (1):
Non-agency mortgage-backed securities	563	6	3,001	355	3,564	361

Total temporarily-impaired and other- than-temporarily impaired securities	$51,491	$272	$21,826	$1,486	$73,317	$1,758

(1)	Includes other-than-temporary impaired available-for-sale debt securities in which a portion of the other-than-temporary impairment loss remains in accumulated other comprehensive income (loss).

Management evaluates securities for OTTI at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

At December 31, 2015 and June 30, 2015, there were 52 and 43 individual investment securities, respectively, in each case with aggregate depreciation of 2.4% from the Company’s amortized cost basis. Management has the intent and ability to hold these securities until cost recovery occurs and considers these declines to be temporary.

The unrealized losses on the Company’s investment in U.S. Government-sponsored agency bonds and U.S. government-guaranteed and government-sponsored residential mortgage-backed securities were primarily caused by interest rate fluctuations. These investments are guaranteed or sponsored by the U.S. government or an agency thereof. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the investment. Because the decline in market value is attributable to changes in interest rates and not to credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2015.

The Company’s unrealized losses on investments in corporate bonds and other securities relate to investments in companies within the financial services sector. As of December 31, 2015, the Company had five investments in corporate single-issuer trust preferred securities (TRUPs) with a total book value of $6.0 million and total fair value of $5.1 million, all of which were classified as available-for-sale. The single-issuer trust preferred investments are evaluated for other-than-temporary impairment by performing a present value of cash flows each quarter. None of the issuers have deferred interest payments or announced the intention to defer interest payments. The Company believes the decline in fair value is related to the spread over three-month LIBOR, on which the quarterly interest payments are based, as the spread over LIBOR being received is significantly lower than current market spreads. Management concluded the impairment of these investments was considered temporary and asserts that the Company does not have the intent to sell these investments and that it is more likely than not it will not have to sell the investments before recovery of their cost bases which may be at maturity.

For the three and six months ended December 31, 2015, securities with other-than-temporary impairment losses recognized in earnings consisted of non-agency mortgage-backed securities. For these debt securities, the Company estimated the portion of loss attributable to credit loss using a discounted cash flow model. Significant inputs included the estimated cash flows of the underlying loans based on key assumptions, such as default rate, loss severity and prepayment rate. Assumptions can vary widely from security to security, and are influenced by such factors as loan interest rate, geographical location of the borrower, borrower characteristics and collateral type. The present value of the expected cash flows was compared to the Company’s amortized cost basis to determine the credit-related impairment loss. Based on the expected cash flows derived from the model, the Company expects to recover the remaining unrealized losses on these securities.

The following table represents a roll-forward of the amount of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in other comprehensive income (loss) (in thousands):

Balance as of June 30, 2014	$15,743
Credit losses on securities for which other-than-temporary impairment was not previously recorded	-
Additional credit losses on securities for which an other-than-temporary impairment charge was previously recorded	155
Reductions for securities sold during the period	-

Balance as of December 31, 2014	$15,898

Balance as of June 30, 2015	$15,898
Credit losses on securities for which other-than-temporary impairment was not previously recorded	-
Additional credit losses on securities for which an other-than-temporary impairment charge was previously recorded	39
Reductions for securities sold during the period	-

Balance as of December 31, 2015	$15,937

NOTE 7 – Loans

The following table sets forth the composition of our loan portfolio at December 31, 2015 and June 30, 2015:

	December 31,	June 30,
	2015	2015
	(in thousands)

Real Estate:
Residential (1)	$186,774	$178,989
Commercial	40,856	41,762
Residential construction	2,122	1,318
Commercial	6,432	3,327
Consumer and other	754	701

Total loans	236,938	226,097

Unadvanced construction loans	(886)	(680)
	236,052	225,417
Net deferred loan costs	989	804
Allowance for loan losses	(2,305)	(2,175)

Loans, net	$234,736	$224,046

(1) Residential real estate loans include one-to four-family mortgage loans, second mortgage loans, and home equity lines of credit.

Credit Quality Information

The Company utilizes a nine grade internal loan rating system as follows:

Loans rated 1 - 5 are considered “pass” rated loans with low to average risk.

Loans rated 6 are considered “special mention.” These loans are starting to show signs of potential weakness and are being closely monitored by management.

Loans rated 7 are considered “substandard.” Generally, a loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. There is a distinct possibility that the Company will sustain some loss if the weakness is not corrected.

Loans rated 8 are considered “doubtful.” Loans classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable.

Loans rated 9 are considered uncollectible (“loss”) and of such little value that their continuance as loans is not warranted.

On an annual basis, or more often if needed, the Company formally reviews the ratings on all commercial real estate, construction and commercial loans. Annually, the Company engages an independent third-party to review a significant portion of loans within these segments. Management uses the results of these reviews as part of its annual review process. Credit quality for residential real estate and consumer/other loans is determined by monitoring loan payment history and ongoing communications with the borrower.

The following table presents the Company’s loan classes by internally assigned grades at December 31, 2015 and June 30, 2015:

	Residential	Commercial	Residential		Consumer
December 31, 2015	Real Estate	Real Estate	Construction	Commercial	and other	Total
	(in thousands)
Grade:
Pass	$183,172	$35,363	$1,347	$6,373	$753	$227,008
Special Mention	431	602	-	-	-	1,033
Substandard	3,171	4,295	-	59	1	7,526
Doubtful	-	485	-	-	-	485
Loss	-	-	-	-	-	-
Total	$186,774	$40,745	$1,347	$6,432	$754	$236,052

	Residential	Commercial	Residential		Consumer
June 30, 2015	Real Estate	Real Estate	Construction	Commercial	and other	Total
	(in thousands)
Grade:
Pass	$175,677	$34,052	$763	$3,246	$700	$214,438
Special Mention	442	2,159	-	-	-	2,601
Substandard	2,870	3,716	-	81	1	6,668
Doubtful	-	1,710	-	-	-	1,710
Loss	-	-	-	-	-	-
Total	$178,989	$41,637	$763	$3,327	$701	$225,417

There were no modifications deemed to be troubled debt restructures for the three and six months ended December 31, 2015 and December 31, 2014.

There was one residential real estate troubled debt restructuring in the amount of $200,000 that subsequently defaulted (defined as 30 or more days past due subsequent to restructuring) within one year of modification during the six months ended December 31, 2014. There were no troubled debt restructurings that subsequently defaulted within one year of modification during the three and six months ended December 31, 2015 or the three months ended December 31, 2014.

NOTE 8 – Non-performing Assets, Past Due and Impaired Loans

The table below sets forth the amounts and categories of non-performing assets at the dates indicated:

	At December 31,	At June 30,
	2015	2015
	(Dollars in thousands)
Non-accrual loans:
Real Estate:
Residential	$3,171	$2,731
Commercial	1,225	2,886
Commercial	18	22
Consumer	1	1
Total non-accrual loans	4,415	5,640

Accruing loans past due 90 days or more	-	-

Total non-performing loans	4,415	5,640

Other real estate owned	1,419	3,155
Total non-performing assets	$5,834	$8,795

Total non-performing loans to total loans	1.87%	2.50%
Total non-performing assets to total assets	1.16%	1.86%

Management is focused on working with borrowers and guarantors to resolve non-accrual loans by restructuring or liquidating assets when prudent. Many of our commercial relationships are secured by development loans, in particular condominiums which have experienced a significant reduction in demand. The Bank reviews the strength of the guarantors; requires face to face discussions and offers restructuring suggestions that provide the borrowers with short term relief and exit strategies. The Bank obtains a current appraisal on all real estate secured loans that are 180 days or more past due if the appraisal on file is older than one year. If the determination is made that there is the potential for collateral shortfall, an allocated reserve will be assigned to the loan for the expected deficiency. It is the policy of the Bank to charge off or write down loans or other assets when, in the opinion of the Credit Committee and Loan Review, the ultimate amount recoverable is less than the carrying value, or the collection of the amount is expected to be unduly prolonged. The level of non-performing assets is expected to fluctuate in response to changing economic and market conditions, and the relative sizes of the respective loan portfolios, along with management’s degree of success in resolving problem assets. Management takes a proactive approach with respect to the identification and resolution of problem loans.

The following table sets forth information regarding past due loans at December 31, 2015 and June 30, 2015:

			90 days
	30–59 Days	60–89 Days	or greater	Total
At December 31, 2015	Past Due	Past Due	Past Due	Past Due
	(in thousands)
Real Estate:
Residential	$1,391	$457	$497	$2,345
Commercial	-	-	485	485
Consumer and other	5	-	-	5
Total	$1,396	$457	$982	$2,835

At June 30, 2015

Real Estate:
Residential	$290	$193	$755	$1,238
Commercial	-	-	2,316	2,316
Consumer and other	4	-	-	4
Total	$294	$193	$3,071	$3,558

The following is a summary of information pertaining to impaired loans at December 31, 2015 and June 30, 2015:

	At December 31, 2015			At June 30, 2015
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans without a valuation allowance:	(in thousands)
Real Estate:
Residential	$963	$995		$868	$873
Commercial	2,979	3,942		4,138	4,678
Commercial	18	18		2	2
Total impaired with no valuation allowance	$3,960	$4,955		$5,008	$5,553

Impaired loans with a valuation allowance:
Real Estate:
Residential	$1,218	$1,292	$81	$1,545	$1,619	$103
Commercial	-	-	-	22	22	17
Total impaired with a valuation allowance	$1,218	$1,292	$81	$1,567	$1,641	$120

Total impaired loans:
Real Estate:
Residential	$2,181	$2,287	$81	$2,413	$2,492	$103
Commercial	2,979	3,942	-	4,138	4,678	-
Commercial	18	18	-	24	24	17
Total impaired loans	$5,178	$6,247	$81	$6,575	$7,194	$120

The following is a summary of additional information pertaining to impaired loans:

	Three months ended			Three months ended
	December 31, 2015			December 31, 2014
	Average	Interest	Interest Income	Average	Interest	Interest Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
	(in thousands)
Real Estate:
Residential	$2,217	$15	$7	$3,221	$12	$-
Commercial	3,457	16	-	4,612	21	-
Commercial	200	1	-	373	6	-
Total impaired loans	$5,874	$32	$7	$8,206	$39	$-

	Six months ended			Six months ended
	December 31, 2015			December 31, 2014
	Average	Interest	Interest Income	Average	Interest	Interest Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
	(in thousands)
Real Estate:
Residential	$2,282	$25	$7	$3,398	$23	$-
Commercial	3,685	36	-	4,537	41	-
Commercial	141	4	-	381	12	-
Total impaired loans	$6,108	$65	$7	$8,316	$76	$-

NOTE 9 – Allowance for Loan Losses

An analysis of the allowance for loan losses for the three and six months ended December 31, 2015 and 2014 is as follows:

Three months ended
December 31, 2015	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and Other	Unallocated	Total
Allowance for loan losses:	(in thousands)
Beginning balance	$1,051	$911	$4	$31	$29	$83	$2,109
Charge-offs	(41)	(620)	-	-	(9)	-	(670)
Recoveries	11	165	-	3	4	-	183
Provision	97	512	5	18	6	45	683
Ending Balance	$1,118	$968	$9	$52	$30	$128	$2,305

Three months ended
December 31, 2014	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and Other	Unallocated	Total
Allowance for loan losses:	(in thousands)
Beginning balance	$1,268	$864	$10	$12	$24	$170	$2,348
Charge-offs	-	(300)	-	-	(11)	-	(311)
Recoveries	10	-	-	3	4	-	17
Provision	(161)	314	3	(2)	5	(89)	70
Ending Balance	$1,117	$878	$13	$13	$22	$81	$2,124

Six months ended
December 31, 2015	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and other	Unallocated	Total
Allowance for loan losses:	(in thousands)
Beginning balance	$1,091	$906	$5	$41	$26	$106	$2,175
Charge-offs	(41)	(620)	-	-	(25)	-	(686)
Recoveries	24	165	-	6	8	-	203
Provision	44	517	4	5	21	22	613
Ending Balance	$1,118	$968	$9	$52	$30	$128	$2,305

Six months ended
December 31, 2014	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and other	Unallocated	Total
Allowance for loan losses:	(in thousands)
Beginning balance	$1,279	$907	$13	$12	$24	$145	$2,380
Charge-offs	(6)	(332)	-	-	(26)	-	(364)
Recoveries	22	-	-	6	10	-	38
Provision	(178)	303	-	(5)	14	(64)	70
Ending Balance	$1,117	$878	$13	$13	$22	$81	$2,124

Further information pertaining to the allowance for loan losses at December 31, 2015 and June 30, 2015 is as follows:

At December 31, 2015	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and Other	Unallocated	Total
(in thousands)
Amount of allowance for loan losses for impaired loans	$81	$-	$-	$-	$-	$-	$81

Amount of allowance for loan losses for non-impaired loans	$1,037	$968	$9	$52	$30	$128	$2,224

Impaired loans	$2,181	$2,979	$-	$18	$-	$-	$5,178

Non-impaired loans	$184,593	$37,766	$1,347	$6,414	$754	$-	$230,874

At June 30, 2015	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and Other	Unallocated	Total
(in thousands)
Amount of allowance for loan losses for impaired loans	$103	$-	$-	$17	$-	$-	$120

Amount of allowance for loan losses for non-impaired loans	$988	$906	$5	$24	$26	$106	$2,055

Impaired loans	$2,413	$4,138	$-	$24	$-	$-	$6,575

Non-impaired loans	$176,576	$37,499	$763	$3,303	$701	$-	$218,842

NOTE 10 – Accumulated Other Comprehensive Income (Loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the consolidated balance sheets, such items are components of accumulated other comprehensive income (loss).

The components of accumulated other comprehensive loss and related tax effects are as follows:

	December 31,	June 30,
	2015	2015
	(in thousands)
Net unrealized loss on securities available-for-sale	$(513)	$(300)
Tax effect	175	102
Accumulated other comprehensive loss	$(338)	$(198)

NOTE 11 – FAIR VALUE MEASUREMENTS

The Company groups its assets measured at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value as follows:

Level 1 – Valuations for assets traded in active exchange markets, such as the New York Stock Exchange. Valuations are obtained from readily available pricing sources for market transactions involving identical assets.

Level 2 – Valuations for assets traded in less active dealer or broker markets. Valuations are obtained from third party pricing services for identical or comparable assets.

Level 3 – Valuations for assets that are derived from other methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s assets carried at fair value for December 31, 2015.

The Company’s mortgage-backed securities and other debt securities available-for-sale are generally classified within Level 2 of the fair value hierarchy. For these securities, we obtain fair value measurements from independent pricing services, which are not adjusted by management. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U. S. treasury yield curve, trading levels, market consensus prepayment speeds, credit information and the instrument’s terms and conditions.

Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Subsequent to inception, management only changes Level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalization and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows.

The Company’s impaired loans and other real estate owned are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based upon appraisals of similar properties obtained from a third party and adjusted by management as needed.

The Company did not have any transfers of assets between Levels 1 and 2 of the fair value hierarchy during the six months ended December 31, 2015.

The following summarizes assets measured at fair value on a recurring basis at December 31, 2015 and June 30, 2015:

		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
At December 31, 2015	Total Fair	Identical Assets	Inputs	Inputs
(in thousands)	Value	Level 1	Level 2	Level 3
Securities available-for-sale:
U.S. government and government-sponsored securities	$990	$-	$990	$-
Corporate bonds and other securities	5,064	-	5,064	-
U.S. Government-sponsored and guaranteed mortgage-backed securities	21,102	-	21,102	-
Non-agency mortgage-backed securities	5,165	-	5,165	-
Equity securities	10,000	-	-	10,000
Total	$42,321	$-	$32,321	$10,000

		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
At June 30, 2015	Total Fair	Identical Assets	Inputs	Inputs
(in thousands)	Value	Level 1	Level 2	Level 3
Securities available-for-sale:
U.S. government and government-sponsored securities	$991	$-	$991	$-
Corporate bonds and other securities	5,204	-	5,204	-
U.S. Government-sponsored and guaranteed mortgage-backed securities	23,602	-	23,602	-
Non-agency mortgage-backed securities	5,860	-	5,860	-
Equity securities	10,000	-	-	10,000
Total	$45,657	$-	$35,657	$10,000

The table below represents the changes in level 3 assets measured at fair value for the six months ended December 31, 2015.

(in thousands)
Beginning balance, June 30, 2015	$10,000
Unrealized losses included in other comprehensive income	-
Ending balance, December 31, 2015	$10,000

The following summarizes assets measured at fair value on a non-recurring basis and the adjustments to the carrying value at and for the three and six months ended December 31, 2015 and 2014:

		Quoted Prices in			Total Losses	Total Losses
		Active Markets for	Significant Other	Significant	for the three	for the six
At December 31, 2015	Total Fair	Identical Assets	Observable Inputs	Unobservable Inputs	months ended	months ended
	Value	Level 1	Level 2	Level 3	December 31, 2015	December 31, 2015
	(in thousands)
Impaired loans	$909	$-	$-	$909	$(621)	$(621)
Other real estate owned	111	-	-	111	-	(28)
	$1,020	$-	$-	$1,020	$(621)	$(649)

		Quoted Prices in			Total Losses	Total Losses
		Active Markets for	Significant Other	Significant	for the three	for the six
At December 31, 2014	Total Fair	Identical Assets	Observable Inputs	Unobservable Inputs	months ended	months ended
	Value	Level 1	Level 2	Level 3	December 31, 2014	December 31, 2014
	(in thousands)
Impaired loans	$2,196	$-	$-	$2,196	$(300)	$(306)
Other real estate owned	82	-	-	82	(32)	(32)
	$2,278	$-	$-	$2,278	$(332)	$(338)

The amount of loans represents the carrying value of impaired loans net of related write-downs and valuation allowances for which adjustments are based on the estimated fair value of the underlying collateral. The other real estate owned amount represents the carrying value for which write-downs are based on the estimated fair value of the property.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because a market may not readily exist for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

There were no liabilities measured at fair value on a recurring or non-recurring basis at December 31, 2015 or June 30, 2015.

The following methods and assumptions were used by the Company in estimating fair values of its financial instruments:

Cash and Cash Equivalents. The carrying amounts of cash and cash equivalents approximate fair values based on the short-term nature of the assets.

Investment Securities and FHLBB Stock. The fair value of securities held-to-maturity and available-for-sale is estimated based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments or available market evidence. Ownership of Federal Home Loan Bank of Boston (“FHLBB”) stock is restricted to member banks; therefore, the stock is not traded. The estimated fair value of FHLBB stock is equal to its carrying value, which represents the price at which the FHLBB is obligated to redeem its stock.

Loans. For valuation purposes, the loan portfolio was segregated into its significant categories, which are residential, commercial real estate, residential construction, commercial and consumer and other loans. These categories were further segregated, where appropriate, into components based on significant financial characteristics such as type of interest rate (fixed or adjustable). Fair values were estimated for each component using assumptions developed by management and a valuation model provided by a third party specialist.

The fair values of residential, commercial real estate, residential construction, commercial and consumer and other loans were estimated by discounting the anticipated cash flows from the respective portfolios. Estimates of the timing and amount of these cash flows considered factors such as future loan prepayments. The discount rates reflected current market rates for loans with similar terms to borrowers of similar credit quality. The fair value of home equity lines of credit was based on the outstanding loan balances. Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Deposits and Mortgagors’ Escrow. The fair value of deposits with no stated maturity such as demand deposits, NOW, regular savings, and money market deposit accounts and mortgagors’ escrow accounts, is equal to the amount payable on demand. The fair value estimates do not include the benefit that results from the generally lower cost of funding provided by the deposit liabilities compared to the cost of borrowing funds in the market. The fair value estimate of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits having similar remaining maturities.

Federal Home Loan Bank Advances. The fair values of the Company’s Federal Home Loan Bank advances are estimated using discounted cash flow analyses based on the current incremental borrowing rates in the market for similar types of borrowing arrangements.

Securities Sold Under Agreements to Repurchase. The Company enters into overnight repurchase agreements with its customers. Since these agreements are short-term instruments, the fair value of these agreements approximates their recorded balance. The Company also secures term repurchase agreements through other financial institutions. The fair value of these agreements are determined by discounting the anticipated future cash payments using rates currently available to the Bank for debt with similar terms and remaining maturities.

Accrued Interest. The carrying amounts of accrued interest approximate fair value.

Off-Balance Sheet Instruments. The fair value of off-balance-sheet mortgage lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. In the case of the commitments discussed in Note 14, the fair value equals the carrying amounts which are not significant.

Summary of Fair Values of Financial Instruments. The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows. Certain financial instruments and all nonfinancial instruments are exempt from disclosure requirements. Accordingly, the aggregate fair value amounts presented herein do not represent the underlying fair value of the Company.

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, as of December 31, 2015 and June 30, 2015:

	December 31, 2015
	Carrying	Fair Value Hierarchy			Fair
	Amount	Level 1	Level 2	Level 3	Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$36,946	$36,946	$-	$-	$36,946
Securities available-for-sale	42,321	-	32,321	10,000	42,321
Securities held-to-maturity	155,255	-	156,005	-	156,005
Federal Home Loan Bank stock	4,115	-	-	4,115	4,115
Loans, net	234,736	-	-	236,897	236,897
Accrued interest receivable	1,060	-	-	1,060	1,060

Financial liabilities:
Deposits	387,475	-	-	388,976	388,976
Mortgagors' escrow accounts	2,434	-	-	2,434	2,434
Federal Home Loan Bank advances	52,500	-	53,445	-	53,445
Securities sold under agreements to repurchase	4,914	-	4,914	-	4,914
Accrued interest payable	118	-	-	118	118

	June 30, 2015
	Carrying	Fair Value Hierarchy			Fair
	Amount	Level 1	Level 2	Level 3	Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$5,326	$5,326	$-	$-	$5,326
Securities available-for-sale	45,657	-	35,657	10,000	45,657
Securities held-to-maturity	164,096	-	165,644	-	165,644
Federal Home Loan Bank stock	5,371	-	-	5,371	5,371
Loans, net	224,046	-	-	226,308	226,308
Accrued interest receivable	1,051	-	-	1,051	1,051

Financial liabilities:
Deposits	357,641	-	-	359,253	359,253
Mortgagors' escrow accounts	2,363	-	-	2,363	2,363
Federal Home Loan Bank advances	56,740	-	58,095	-	58,095
Securities sold under agreements to repurchase	2,797	-	2,797	-	2,797
Accrued interest payable	114	-	-	114	114

NOTE 12 – Stock-Based Incentive Plan

At the annual meeting of stockholders on October 21, 2005, stockholders of the Company approved the PSB Holdings, Inc. 2005 Stock-Based Incentive Plan (the “Incentive Plan”). Under the Incentive Plan, the Company may grant up to 340,213 stock options and 136,085 shares of restricted stock to its employees, officers and directors for an aggregate amount of up to 476,298 shares of the Company’s common stock for issuance upon the grant or exercise of awards. Both incentive stock options and non-statutory stock options may be granted under the Incentive Plan.

The Incentive Plan expired on October 21, 2015.  There are no options or restricted shares available to be issued as of December 31, 2015.  At June 30, 2015, there were 141,107 options and 15,717 restricted shares available to be issued under the Incentive Plan.  There were no unvested stock awards/options outstanding at or during the three or six months ended December 31, 2015 and 2014, respectively.

NOTE 13 – Subsequent Events

On January 20, 2016, the Board of Directors of PB Bancorp, Inc. declared a cash dividend of $0.025 a share for all stockholders of record as of February 3, 2016, which is payable on February 16, 2016. Please refer to Note 1 and Part II – Other Information for details of the reorganization.

NOTE 14 – Commitments to Extend Credit

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. These commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets.

The contractual amounts of outstanding commitments were as follows:

	December 31,	June 30,
	2015	2015
	(in thousands)
Commitments to extend credit:
Loan commitments	$3,339	$3,557
Unadvanced construction loans	886	787
Unadvanced lines of credit	13,067	13,482
Standby letters of credit	395	396
Outstanding commitments	$17,687	$18,222

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses changes in the financial condition at December 31, 2015 and June 30, 2015 and results of operations for the three and six months ended December 31, 2015 and 2014, and should be read in conjunction with the Company’s Consolidated Financial Statements (unaudited) and the notes thereto, appearing in Part I, Item 1 of this quarterly report. These financial statements should be read in conjunction with the 2015 Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on September 28, 2015.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. PB Bancorp intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of PB Bancorp, are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. PB Bancorp’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of PB Bancorp and its subsidiary include, but are not limited to, changes in: interest rates, general economic conditions, legislation and regulations, real estate values, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan and investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in PB Bancorp’s market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning PB Bancorp and its business, including additional factors that could materially affect PB Bancorp financial results, is included in PB Bancorp’s filings with the Securities and Exchange Commission, including the risk factors included in PB Bancorp’s prospectus filed with the SEC on November 20, 2015.

Except as required by applicable law and regulation, the Company does not undertake – and specifically disclaims any obligation – to publicly release the results of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Overview

Our profitability is highly dependent on our net interest income, which is the difference between our interest income on interest-earning assets, such as loans and securities, and our interest expense on interest-bearing liabilities, such as deposits and borrowed funds.

Our net income decreased $100,000, or 82.0%, to $22,000, or $0.00 per basic and diluted share for the three months ended December 31, 2015, compared to $122,000, or $0.02 per basic and diluted share for the three months ended December 31, 2014. The decrease was due primarily to an increase in our provision for loan losses of $613,000 to $683,000 for the three months ended December 31, 2015 compared to $70,000 for the three months ended December 31, 2014.  The increased provision for loan losses primarily reflects an increase in net charge-offs of $193,000 to $487,000 for the three months ended December 31, 2015 from $294,000 for the three months ended December 31, 2014. Net interest income increased $69,000, or 2.8% to $2.6 million for the three months ended December 31, 2015 from $2.5 million for the three months ended December 31, 2014. Our net income was also positively affected by an increase in non-interest income, which increased $393,000, or 72.4%, to $936,000 for the three months ended December 31, 2015 compared to $543,000 for the three months ended December 31, 2014. This was primarily due to current period gain on sales of other real estate owned of $238,000, and a decrease in other-than-temporary write-downs of investment securities of $49,000, or 94.2%, to $3,000 for the three months ended December 31, 2015 compared to $52,000 for the three months ended December 31, 2014. The write-downs for the three months ended December 31, 2015 and 2014 consisted of credit losses on non-agency mortgage-backed securities. Total non-interest expense was flat at $2.9 million for each of the three months ended December 31, 2015 and December 31, 2014.

Our net income increased $2,000, or 0.5%, to $427,000, or $0.07 per basic and diluted share for the six months ended December 31, 2015, compared to $425,000, or $0.07 per basic and diluted share for the six months ended December 31, 2014. Net interest income increased $79,000, or 1.6% to $5.1 million for the six months ended December 31, 2015 from $5.0 million for the six months ended December 31, 2014. Our net income was also positively affected by an increase in non-interest income, which increased $488,000, or 43.9%, to $1.6 million for the six months ended December 31, 2015 compared to $1.1 million for the six months ended December 31, 2014. This was primarily due to an increase in gain on sales of other real estate owned of $304,000 to $352,000 for the six months ended December 31, 2015 compared to $48,000 for the six months ended December 31, 2014, and a decrease in other-than-temporary write-downs of investment securities of $116,000, or 74.8%, to $39,000 for the six months ended December 31, 2015 compared to $155,000 for the six months ended December 31, 2014. The write-downs for the six months ended December 31, 2015 and 2014 consisted of credit losses on non-agency mortgage-backed securities. The provision for loan losses increased $543,000 to $613,000 for the six months ended December 31, 2015 compared to $70,000 for the six months ended December 31, 2014.  The increased provision for loan losses primarily reflects an increase in net charge-offs of $157,000 to $483,000 for the six months ended December 31, 2015 from $326,000 for the six months ended December 31, 2014. Total non-interest expense increased remained flat at $5.6 million for each of the six months ended December 31, 2015 and December 31, 2014.

An increase in interest rates will present us with a challenge in managing our interest rate risk. As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, which can result in interest expense increasing more rapidly than increases in interest income as interest rates increase. Therefore, increases in interest rates may adversely affect our net interest income, which in turn would likely have an adverse effect on our results of operations. As described in “—Market Risk,” we expect that our net interest income and our net portfolio value would decrease as a result of an instantaneous increase in interest rates. We use a variety of strategies to help manage interest rate risk, as described in “—Market Risk

Unlike larger financial institutions that are more geographically diversified, our profitability depends primarily on the general economic conditions in Eastern Connecticut and the Rhode Island and Massachusetts communities adjacent to Windham County, Connecticut. Local economic conditions have a significant impact on our commercial real estate and construction and consumer loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. In addition, changes in economic conditions could result in increased actual losses or increased losses inherent in our loan portfolio, either of which could require us to significantly increase the level of our provision for loan losses.

Comparison of Financial Condition at December 31, 2015 and June 30, 2015

Assets

Total assets were $501.1 million at December 31, 2015, an increase of $27.5 million, or 5.8%, from $473.6 million at June 30, 2015. Cash and cash equivalents increased $31.6 million, or 593.7%, to $36.9 million at December 31, 2015 compared to $5.3 million at June 30, 2015. The increase in cash was primarily due to an increase in deposits due to the $35.3 million in stock subscriptions received as of December 31, 2015 in connection with Putnam Bancorp, MHC’s mutual-to-stock conversion (See Note 1). Investments in held-to-maturity securities decreased $8.8 million, or 5.4%, to $155.3 million at December 31, 2015 compared to $164.1 million at June 30, 2015 and investments in available-for-sale securities decreased $3.4 million, or 7.3%, to $42.3 million at December 31, 2015 compared to $45.7 million at June 30, 2015. Net loans outstanding increased $10.7 million, or 4.8%, to $234.7 million at December 31, 2015 from $224.0 million at June 30, 2015. The increase in loans was primarily due to a $7.8 million, or 4.3%, increase in residential real estate loans to $186.8 million at December 31, 2015 from $179.0 million at June 30, 2015. Included in the increase in residential real estate was a purchase of $7.3 million in loans during the six months ended December 31, 2015. Commercial loans increased $3.1 million, or 93.3%, to $6.4 million at December 31, 2015 from $3.3 million at June 30, 2015. With increased loan demand, we have used excess cash to increase the loan portfolio instead of investing in securities. Other real estate owned decreased $1.7 million, or 55.0%, to $1.4 million at December 31, 2015 from $3.1 million at June 30, 2015.

Allowance for Loan Losses

The table below indicates the relationship between the allowance for loan losses, total loans outstanding and non-performing loans at December 31, 2015 and June 30, 2015. For additional information, see “Comparison of Operating Results for the three and six months ended December 31, 2015 and 2014 – Provision for Loan Losses.”

	December 31,	June 30,
	2015	2015
	(Dollars in thousands)
Allowance for loan losses	$2,305	$2,175
Total loans	237,041	226,221
Non-performing loans	4,415	5,640
Allowance/total loans	0.97%	0.96%
Allowance/non-performing loans	52.2%	38.6%

One non-performing loan for $1.2 million was transferred from loans to other real estate owned in November 2015 and was subsequently sold in December 2015.

Liabilities

Total liabilities increased $27.7 million, or 6.6%, to $449.5 million at December 31, 2015 from $421.9 million at June 30, 2015. Total deposits increased $29.8 million, or 8.3%, to $387.5 million at December 31, 2015 from $357.6 million at June 30, 2015. We experienced an increase in non-interest-bearing deposits of $40.2 million, or 67.1% to $100.0 million at December 31, 2015 compared to $59.9 million at June 30, 2015. This increase was primarily due to $35.3 million in stock subscriptions received as of December 31, 2015 (See Note 1). Interest-bearing deposits decreased $10.3 million, or 3.5% to $287.5 million at December 31, 2015 compared to $297.8 million at June 30, 2015. Total Federal Home Loan Bank borrowings decreased $4.2 million, or 7.5%, to $52.5 million at December 31, 2015 from $56.7 million at June 30, 2015. Total securities sold under agreements to repurchase increased $2.1 million, or 75.7%, to $4.9 million at December 31, 2015 from $2.8 million at June 30, 2015. Mortgagors’ escrow accounts remained unchanged at $2.4 million at December 31, 2015 and June 30, 2015.

Stockholders’ Equity

Total stockholders’ equity decreased $178,000, or 0.3% to $51.6 million at December 31, 2015 from $51.7 million at June 30, 2015. The decrease was primarily due to $524,000 of dividends paid during the six months ended December 31, 2015, partially offset by net income of $427,000.

Comparison of Operating Results for the Three and Six Months Ended December 31, 2015 and 2014

Net Income

Net income was $22,000, or $0.00 per basic and diluted share, for the three months ended December 31, 2015 compared to $122,000, or $0.02 per basic and diluted share, for the three months ended December 31, 2014. Net income was $427,000, or $0.07 per basic and diluted share, for the six months ended December 31, 2015 compared to $425,000, or $0.07 per basic and diluted share, for the six months ended December 31, 2014.

Interest and Dividend Income. Interest and dividend income was flat at $3.4 million for each of the three months ended December 31, 2015 and December 31, 2014. The decrease in interest and dividend income reflected the ongoing decrease in average yields on our loan and investment securities portfolios in the current low interest rate environment. Specifically, the average yield on interest-earning assets decreased to 3.02% for the three months ended December 31, 2015 from 3.06% for the three months ended December 31, 2014. This was partially offset by an increase in the average balance of interest-earning assets of $1.1 million, or 0.3%.

Interest income on loans was flat at $2.4 million for each of the three months ended December 31, 2015 and December 31, 2014. This was the result of consistent balances and yields. The average balance of loans decreased $203,000, or 0.1% to $233.4 million for the three months ended December 31, 2015 from $233.6 million for the three months ended December 31, 2014. The yield on average loans decreased two basis points to 4.06% for the three months ended December 31, 2015 from 4.08% for the three months ended December 31, 2014, due to continued repayments of higher-yielding loans and originating newer loans in a lower interest rate environment.

Interest income on investment securities decreased by $31,000, or 3.0%, to $992,000 for the three months ended December 31, 2015 compared to $1.0 million for the three months ended December 31, 2014. The decrease was due to a decrease in the yield on average investment securities of seven basis points to 1.94% for the three months ended December 31, 2015 from 2.01% for the three months ended December 31, 2014. The decrease was offset by an increase in the average balance of investment securities of $919,000, or 0.5%, to $202.5 million for the three months ended December 31, 2015 from $201.6 million for the three months ended December 31, 2014.

Interest and dividend income decreased by $162,000, or 2.3%, to $6.8 million for the six months ended December 31, 2015 from $6.9 million for the six months ended December 31, 2014. The decrease in interest and dividend income reflected the ongoing decrease in average yields on our loan and investment securities portfolios in the current low interest rate environment. Specifically, the average yield on interest-earning assets decreased to 3.02% for the six months ended December 31, 2015 from 3.10% for the six months ended December 31, 2014. This was partially offset by an increase in the average balance of interest-earning assets of $1.9 million, or 0.4%.

Interest income on loans decreased by $118,000, or 2.4%, to $4.8 million for the six months ended December 31, 2015 from $4.9 million for the six months ended December 31, 2014. This was due to decreases in both the average balance and yield. The average balance of loans decreased $2.8 million, or 1.2% to $230.6 million for the six months ended December 31, 2015 from $233.4 million for the six months ended December 31, 2014. The yield on average loans decreased five basis points to 4.10% for the six months ended December 31, 2015 from 4.15% for the six months ended December 31, 2014, due to continued repayments of higher-yielding loans and originating newer loans in a lower interest rate environment.

Interest income on investment securities decreased by $44,000, or 2.2%, and was $2.0 million for each of the six months ended December 31, 2015 and December 31, 2014. The decrease was due to a decrease in the yield on average investment securities of 12 basis points to 1.90% for the six months ended December 31, 2015 from 2.02% for the six months ended December 31, 2014. The decrease was offset by an increase in the average balance of investment securities of $8.9 million, or 4.5%, to $208.4 million for the six months ended December 31, 2015 from $199.5 million for the six months ended December 31, 2014. We have used excess cash to invest in securities to increase interest income as loan repayments have exceeded originations in recent years, although we experienced an increase in loans and a decrease in securities during the six months ended December 31, 2015.

Interest Expense. Interest expense decreased by $109,000, or 11.8%, to $816,000 for the three months ended December 31, 2015 from $925,000 for the three months ended December 31, 2014. The decrease in interest expense reflected both the current low interest rate environment and a decrease in the average balance of interest-bearing liabilities.

Interest expense on deposits decreased by $92,000, or 16.4%, to $468,000 for the three months ended December 31, 2015 from $560,000 for the three months ended December 31, 2014. Interest expense on time deposits decreased $64,000, or 15.1%, to $359,000 for the three months ended December 31, 2015 from $423,000 for the three months ended December 31, 2014, due to a decrease in average time deposits of $6.2 million and a decrease in the rate paid on time deposits to 1.22% for the three months ended December 31, 2015 from 1.36% for the three months ended December 31, 2014. Our interest expense on deposits has benefited from a shift in higher-rate time deposits to lower-rate non-maturity accounts. The cost of interest-bearing deposits decreased to 0.64% for the three months ended December 31, 2015 from 0.75% for the three months ended December 31, 2014 reflecting the continued low interest rate environment. Interest expense on borrowings decreased by $17,000, or 4.7%, to $348,000 for the three months ended December 31, 2015 from $365,000 for the three months ended December 31, 2014. The rate paid on borrowings increased 21 basis points to 2.34% for the three months ended December 31, 2015 from 2.13% for the three months ended December 31, 2014. Average repurchase agreements decreased $8.5 million, or 58.5%, to $6.1 million for the three months ended December 31, 2015 from $14.6 million for the three months ended December 31, 2014. The average rate on retail repurchase agreements decreased six basis points to 0.13% for the three months ended December 31, 2015 from 0.19% for the three months ended December 31, 2014. Average Federal Home Loan Bank advances decreased $556,000, or 1.0%, to $53.0 million for the three months ended December 31, 2015 from $53.5 million for the three months ended December 31, 2014. The average rate on Federal Home Loan Bank advances decreased six basis points to 2.59% for the three months ended December 31, 2015 from 2.65% for the three months ended December 31, 2014.

Interest expense decreased by $241,000, or 12.8%, to $1.6 million for the six months ended December 31, 2015 from $1.9 million for the six months ended December 31, 2014. The decrease in interest expense reflected both the current low interest rate environment and a decrease in the average balance of interest-bearing liabilities.

Interest expense on deposits decreased by $189,000, or 16.7%, to $941,000 for the six months ended December 31, 2015 from $1.1 million for the six months ended December 31, 2014. Interest expense on time deposits decreased $137,000, or 16.0%, to $717,000 for the six months ended December 31, 2015 from $854,000 for the six months ended December 31, 2014, due to a decrease in average time deposits of $6.5 million and a decrease in the rate paid on time deposits to 1.21% for the six months ended December 31, 2015 from 1.36% for the six months ended December 31, 2014. Interest expense on NOW accounts decreased $29,000, or 14.4%, to $173,000 for the six months ended December 31, 2015 from $202,000 for the six months ended December 31, 2014 as the rate paid on NOW accounts decreased seven basis points to 0.39% for the six months ended December 31, 2015. Our interest expense on interest-bearing deposits has benefited from a shift in higher-rate time deposits to lower-rate non-maturity accounts. The cost of deposits decreased to 0.64% for the six months ended December 31, 2015 from 0.76% for the six months ended December 31, 2014 reflecting the continued low interest rate environment.

Interest expense on borrowings decreased by $52,000, or 6.9%, to $697,000 for the six months ended December 31, 2015 from $749,000 for the six months ended December 31, 2014. The rate paid on interest-bearing borrowings increased five basis points to 2.28% for the six months ended December 31, 2015 from 2.23% for the six months ended December 31, 2014. Average repurchase agreements decreased $6.0 million, or 45.9%, to $7.1 million for the six months ended December 31, 2015 from $13.1 million for the six months ended December 31, 2014. The average rate on retail repurchase agreements decreased nine basis points to 0.10% for the six months ended December 31, 2015. In addition, the average rate paid on Federal Home Loan Bank advances decreased 17 basis points to 2.56% for the six months ended December 31, 2015 from 2.73% for the six months ended December 31, 2014, as we modified $10.0 million in higher rate advances in October of 2014 with an average rate of 3.17% by borrowing new advances at lower rates.

Net Interest Income. Net interest income increased $69,000, or 2.8%, to $2.6 million for the three months ended December 31, 2015 from $2.5 million for the three months ended December 31, 2014. Our interest rate spread increased to 2.10% for the three months ended December 31, 2015 from 2.05% for the three months ended December 31, 2014 and our net interest-earning assets increased $14.8 million, or 18.3%. Our net interest margin increased to 2.29% for the three months ended December 31, 2015 from 2.24% for the three months ended December 31, 2014.

Net interest income increased $79,000, or 1.6%, to $5.1 million for the six months ended December 31, 2015 from $5.0 million for the six months ended December 31, 2014. Our interest rate spread increased to 2.10% for the six months ended December 31, 2015 from 2.07% for the six months ended December 31, 2014 and our net interest-earning assets increased $10.6 million, or 13.3%. Our net interest margin increased to 2.29% for the six months ended December 31, 2015 from 2.26% for the six months ended December 31, 2014.

Provision for Loan Losses. The provision for loan losses increased $613,000 to $683,000 for the three months ended December 31, 2015 compared to $70,000 the three months ended December 31, 2014.  The increase reflects net charge-offs of $487,000 for the three months ended December 31, 2015 compared to $294,000 in net charge-offs for the three months ended December 31, 2014. We recorded a charge-off of $621,000 on one land development loan and a recovery of $164,000 on a prior charge-off of a non-owner occupied commercial real estate loan during the three months ended December 31, 2015  Loan growth during the three months ended December 31, 2015 was $6.9 million and also contributed to the higher loan loss provision. Total non-performing loans decreased to $4.4 million at December 31, 2015 compared to $5.6 million at June 30, 2015 and $6.6 million at December 31, 2014. The allowance for loan losses was $2.3 million at December 31, 2015 compared to $2.2 million at June 30, 2015.  The ratio of the allowance to total loans outstanding was 0.97% as of December 31, 2015 compared to 0.96% as of June 30, 2015, and the ratio of the allowance to non-performing loans improved to 52.2% as of December 31, 2015 compared to 38.6% as of June 30, 2015.

The provision for loan losses increased $543,000 to $613,000 for the six months ended December 31, 2015 compared to $70,000 the six months ended December 31, 2014.  This was primarily due to an increase in net charge-offs of $157,000 to $483,000 for the six months ended December 31, 2015 compared to $326,000 in net charge-offs for the six months ended December 31, 2014. Loan growth during the six months ended December 31, 2015 was $10.8 million and also contributed to the higher loan loss provision.

Non-interest Income. Non-interest income increased $393,000, or 72.4%, to $936,000 for the three months ended December 31, 2015 compared to $543,000 for the three months ended December 31, 2014. This was primarily due to current period gain on sales of other real estate owned of $238,000 and a decrease in other-than-temporary write-downs of investment securities of $49,000, or 94.2%, to $3,000 for the three months ended December 31, 2015 compared to $52,000 for the three months ended December 31, 2014. The write-downs for the three months ended December 31, 2015 and 2014 consisted of credit losses on non-agency mortgage-backed securities. Net commissions from brokerage services increased $31,000, or 96.9% to $63,000 for the three months ended December 31, 2015 from $32,000 for the three months ended December 31, 2014. Income from mortgage banking activities increased $18,000, or 85.7% to $39,000 for the three months ended December 31, 2015 from $21,000 for the three months ended December 31, 2014.

Non-interest income increased $488,000, or 43.9%, to $1.6 million for the six months ended December 31, 2015 compared to $1.1 million for the six months ended December 31, 2014. This was primarily due to an increase in gain on sales of other real estate owned of $304,000 to $352,000 for the six months ended December 31, 2015 compared to $48,000 for the six months ended December 31, 2014, and a decrease in other-than-temporary write-downs of investment securities of $116,000, or 74.8%, to $39,000 for the six months ended December 31, 2015 compared to $155,000 for the six months ended December 31, 2014. The write-downs for the six months ended December 31, 2015 and 2014 consisted of credit losses on non-agency mortgage-backed securities. Net commissions from brokerage services increased $35,000, or 70.0% to $85,000 for the six months ended December 31, 2015 from $50,000 for the six months ended December 31, 2014. Income from mortgage banking activities increased $10,000, or 18.5% to $64,000 for the six months ended December 31, 2015 from $54,000 for the six months ended December 31, 2014.

Non-interest Expense. Non-interest expense was flat at $2.9 million for each of the three months ended December 31, 2015 and December 31, 2014. Salaries and employee benefits expense increased by $48,000, or 3.0%, to $1.6 million for each of the three months ended December 31, 2015 and 2014. Occupancy and equipment expense increased by $8,000, or 2.7%, to $301,000 for the three months ended December 31, 2015 compared to $293,000 for the three months ended December 31, 2014. All other non-interest expense, consisting primarily of data processing expense, Federal Deposit Insurance Corporation deposit insurance, professional fees and marketing expense decreased by $60,000, or 6.0%, to $945,000 for the three months ended December 31, 2015 from $1.0 million for the three months ended December 31, 2014. This was primarily due to decreases in data processing expense of $22,000 and other real estate owned expense of $32,000.

Non-interest expense was flat at $5.6 million for each of the six months ended December 31, 2015 and December 31, 2014. Salaries and employee benefits expense increased by $90,000, or 2.9%, to $3.2 million for the six months ended December 31, 2015 compared to $3.1 million for the six months ended December 31, 2014. Occupancy and equipment expense increased by $14,000, or 2.3%, to $613,000 for the six months ended December 31, 2015 compared to $599,000 for the six months ended December 31, 2014. All other non-interest expense, consisting primarily of data processing expense, Federal Deposit Insurance Corporation deposit insurance, professional fees and marketing expense decreased by $94,000, or 4.9%, to $1.8 million for the six months ended December 31, 2015 from $1.9 million for the six months ended December 31, 2014. This was primarily due to a decrease in data processing expense of $63,000.

Provision for Income Taxes. Income tax benefit increased by $47,000, or 188.0%, to $72,000 for the three months ended December 31, 2015 from $25,000 for the three months ended December 31, 2014. Tax expense is based on a year-to-date basis at a forecasted effective rate. The effective tax rates differed from the statutory tax rate of 34% primarily due to the dividends-received deduction applicable to certain securities in our investment portfolio, tax-exempt municipal income and non-taxable bank-owned life insurance income.

The provision for income taxes increased by $12,000, or 28.6%, to $54,000 for the six months ended December 31, 2015 from $42,000 for the six months ended December 31, 2014 Our effective tax rate was 11.2% for the six months ended December 31, 2015, compared to 9.0% for the six months ended December 31, 2014, due primarily to a $14,000, or 3.0%, increase in pre-tax income while certain tax preference items such as certain dividend and bank-owned life insurance income remained flat. The effective tax rates differed from the statutory tax rate of 34% primarily due to the dividends-received deduction applicable to certain securities in our investment portfolio, tax-exempt municipal income and non-taxable bank-owned life insurance income.

Average Balances and Yields

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the tables as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense. Yields and costs are annualized.

	For the Three Months Ended December 31,
	2015			2014
	(Dollars in thousands)

	Average	Interest	Yield/	Average	Interest	Yield/
Interest-earning assets:	Balance	Income/Expense	Cost	Balance	Income/Expense	Cost
Investment securities	$202,512	$992	1.94%	$201,593	$1,023	2.01%
Loans	233,359	2,388	4.06%	233,562	2,401	4.08%
Other earning assets	9,525	9	0.37%	9,114	5	0.22%
Total interest-earning assets	445,396	3,389	3.02%	444,269	3,429	3.06%
Non-interest-earning assets	31,921			29,399
Total assets	$477,317			$473,668

Interest-bearing liabilities:
NOW accounts	$86,254	85	0.39%	$86,819	100	0.46%
Savings accounts	70,029	16	0.09%	66,114	23	0.14%
Money market accounts	17,492	8	0.18%	19,198	14	0.29%
Time deposits	117,179	359	1.22%	123,378	423	1.36%
Total interest-bearing deposits	290,954	468	0.64%	295,509	560	0.75%
Borrowed money	59,045	348	2.34%	68,120	365	2.13%
Total interest-bearing liabilities	349,999	816	0.92%	363,629	925	1.01%
Non-interest-bearing demand deposits	71,543			54,381
Other non-interest-bearing liabilities	3,799			3,674
Capital accounts	51,976			51,984
Total liabilities and capital accounts	$477,317			$473,668

Net interest income		$2,573			$2,504
Interest rate spread			2.10%			2.05%
Net interest-earning assets	$95,397			$80,640
Net interest margin			2.29%			2.24%
Average earning assets to average interest-bearing liabilities			127.26%			122.18%

	For the Six Months Ended December 31,
	2015			2014
	(Dollars in thousands)

	Average	Interest/	Yield/	Average	Interest/	Yield/
Interest-earning assets:	Balance	Dividends	Cost	Balance	Dividends	Cost
Investment securities	$208,377	$1,991	1.90%	$199,491	$2,035	2.02%
Loans	230,567	4,765	4.10%	233,385	4,883	4.15%
Other earning assets	5,825	10	0.34%	10,010	10	0.20%
Total interest-earning assets	444,769	6,766	3.02%	442,886	6,928	3.10%
Non-interest-earning assets	30,213			28,199
Total assets	$474,982			$471,085

Interest-bearing liabilities:
NOW accounts	$88,261	173	0.39%	$87,078	202	0.46%
Savings accounts (1)	69,488	34	0.10%	65,421	46	0.14%
Money market accounts	17,900	17	0.19%	19,480	28	0.29%
Time deposits	117,749	717	1.21%	124,268	854	1.36%
Total interest-bearing deposits	293,398	941	0.64%	296,247	1,130	0.76%
Borrowed money	60,752	697	2.28%	66,627	749	2.23%
Total interest-bearing liabilities	354,150	1,638	0.92%	362,874	1,879	1.03%
Non-interest-bearing demand deposits (1)	66,822			54,133
Other non-interest-bearing liabilities	2,091			2,232
Capital accounts	51,919			51,846
Total liabilities and capital accounts	$474,982			$471,085

Net interest income		$5,128			$5,049
Interest rate spread			2.10%			2.07%
Net interest-earning assets	$90,619			$80,012
Net interest margin			2.29%			2.26%
Average earning assets to average interest-bearing liabilities			125.59%			122.05%

The following tables set forth the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of these tables, changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionately based on the changes due to rate and the changes due to volume.

	For the Three Months Ended December 31, 2015
	Compared to the Three Months Ended December 31, 2014
	Increase (Decrease) Due to change in
INTEREST INCOME	Rate	Volume	Net
	(In thousands)

Investment securities	$(60)	$29	$(31)
Loans	(11)	(2)	(13)
Other interest-earning assets	4	-	4
TOTAL INTEREST INCOME	(67)	27	(40)

INTEREST EXPENSE

NOW accounts	(14)	(1)	(15)
Savings accounts	(15)	8	(7)
Money Market accounts	(5)	(1)	(6)
Time deposits	(43)	(21)	(64)
Borrowed money	158	(175)	(17)
TOTAL INTEREST EXPENSE	81	(190)	(109)
CHANGE IN NET INTEREST INCOME	$(148)	$217	$69

	For the Six Months Ended December 31, 2015
	Compared to the Six Months Ended December 31, 2014
	Increase (Decrease) Due to change in
INTEREST INCOME	Rate	Volume	Net
	(In thousands)

Investment securities	$(237)	$193	$(44)
Loans	(59)	(59)	(118)
Other interest-earning assets	10	(10)	-
TOTAL INTEREST INCOME	(286)	124	(162)

INTEREST EXPENSE

NOW accounts	(37)	8	(29)
Savings accounts	(19)	7	(12)
Money Market accounts	(9)	(2)	(11)
Time deposits	(94)	(43)	(137)
Borrowed money	40	(92)	(52)
TOTAL INTEREST EXPENSE	(119)	(122)	(241)
CHANGE IN NET INTEREST INCOME	$(167)	$246	$79

Market Risk, Liquidity and Capital Resources

Market Risk

The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk (“IRR”). Our assets, consisting primarily of mortgage loans, have longer maturities than our liabilities, consisting primarily of deposits and other borrowings. As a result, a principal part of our business strategy is to manage IRR and reduce the exposure of our net interest income (“NII”) to changes in market interest rates. Accordingly, our Board of Directors has established an Asset/Liability Management Committee, which is responsible for evaluating the IRR inherent in our assets and liabilities, for determining the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors. With the assistance of an IRR management consultant, the committee monitors the level of IRR on a regular basis and generally meets at least on a quarterly basis to review our asset/liability policies and IRR position.

We have sought to manage our IRR in order to minimize the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset/liability management, we currently use the following strategies to manage our IRR: (i) using alternative funding sources, such as advances from the Federal Home Loan Bank of Boston, to “match fund” certain investments and/or loans; (ii) continued emphasis on increasing core deposits; (iii) offering adjustable rate and shorter-term home equity loans, commercial real estate loans, construction loans and commercial and industrial loans; (iv) offering a variety of consumer loans, which typically have shorter-terms; and (v) investing in mortgage-backed securities with variable rates or fixed rates with shorter durations. Shortening the average maturity of our interest-earning assets by increasing our investments in shorter-term loans and securities, as well as loans and securities with variable rates of interest, helps to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our NII to changes in market interest rates.

Net interest income at-risk measures the risk of a decline in earnings due to potential short-term and long- term changes in interest rates. The table below represents an analysis of our IRR as measured by the estimated changes in NII, resulting from an instantaneous and sustained parallel shift in the yield curve (+100 and +200 basis points) at December 31, 2015 and June 30, 2015.

Net Interest Income At-Risk

	Estimated Increase (Decrease)	Estimated Increase (Decrease)
Change in Interest Rates	in NII	in NII
(Basis Points)	December 31, 2015	June 30, 2015
+100	2.30%	-0.18%
+200	1.39%	-3.50%

The preceding income simulation analysis does not represent a forecast of NII and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions, which are subject to change, including: the nature and timing of interest rate levels including the yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows, and others. Also, as market conditions vary prepayment/refinancing levels will likely deviate from those assumed, the varying impact of interest rate changes on caps and floors embedded in adjustable rate loans, early withdrawal of deposits, changes in product preferences, and other internal/external variables.

Net Portfolio Value Simulation Analysis. We compute the amounts by which the net present value of our cash flow from assets, liabilities and off-balance sheet items (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates. Given the current low level of market interest rates, we do not prepare a net portfolio value calculation for an interest rate decrease of greater than 100 basis points. A basis point equals one-hundredth of one percent, and 200 basis points equals two percent, an increase in interest rates from 3% to 5% would mean, for example, a 200 basis point increase in the “Change in Interest Rates” column below.

The tables below set forth, at December 31, 2015, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve based on information produced by an external consultant. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. This data is for Putnam Bank only and does not include any yield curve changes in the assets of PB Bancorp, Inc.

				NPV as a Percentage of Present
				Value of Assets (3)
		Estimated Increase (Decrease) in
Change in		NPV			Increase
Interest Rates	Estimated				(Decrease)
(basis points) (1)	NPV (2)	Amount	Percent	NPV Ratio (4)	(basis points)

+300	$46,365	$(12,649)	-21.43%	10.11%	(177)
+200	$51,831	$(7,182)	-12.17%	10.99%	(89)
+100	$56,521	$(2,492)	-4.22%	11.67%	(22)
0	$59,013	$-	0.00%	11.88%	0
-100	$61,698	$2,684	4.55%	12.15%	27

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV ratio represents NPV divided by the present value of assets.

Liquidity

The term liquidity refers to the ability of PB Bancorp and the Bank to meet current and future short-term financial obligations. Putnam Bancorp and the Bank further define liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses. Liquidity management is both a daily and long-term function of business management. The Bank’s primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, and Federal Home Loan Bank of Boston borrowings. The Bank can borrow funds from the Federal Home Loan Bank of Boston based on eligible collateral of loans and securities. The Bank had Federal Home Loan Bank of Boston borrowings as of December 31, 2015 of $52.5 million, with unused borrowing capacity of $37.7 million. The Bank has an internal limit of wholesale borrowings to total assets ratio of 30.0%. As of December 31, 2015, the ratio of wholesale borrowings to total assets was 10.5%.

The Bank’s primary investing activities are the origination of loans and the purchase of investment securities. During the six months ended December 31, 2015 and 2014, the Bank’s loan originations net of principal collections were $5.7 million and $27,000, respectively. Purchases of securities totaled $10.8 million and $21.8 million for the six months ended December 31, 2015 and 2014, respectively. Loan purchases were $7.3 million for the six months ended December 31, 2015 compared to no loan purchases for the six months ended December 31, 2014.

Loan repayments and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds. Deposit flows are affected by the level of interest rates, by the interest rates and products offered by competitors and by other factors. The Bank monitors its liquidity position frequently and anticipates that it will have sufficient funds to meet its current funding commitments.

Certificates of deposit totaled $115.2 million at December 31, 2015. The Bank relies on competitive rates, customer service and long-standing relationships with customers to retain deposits. Based on the Bank’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict with certainty future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

In July 2013, federal banking regulators approved final rules that implement changes to the regulatory capital framework for U.S. banks. The rules set minimum requirements for both the quantity and quality of capital held by community banking institutions. The final rule includes a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5%, raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking organizations. Additionally, community banking institutions must contain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonus payments to executive officers. The phase-in period for the rules began for the Bank on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule.

At December 31, 2015, the Bank exceeded each of the applicable regulatory capital requirements. The Company, as a federally chartered holding company, is not subject to capital requirements. As of December 31, 2015, the most recent notification from the Federal Reserve Bank of Boston, categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized” the Bank must maintain minimum total risk-based, Tier 1and Common Equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the in the following table. There are no conditions or events since that notification that management believes would change our category. The following table shows the Bank’s required minimum capital ratios in order to be considered well-capitalized and the actual capital ratios as of December 31, 2015 and June 30, 2015.

	As of December 31, 2015
	(Dollars in Thousands)

	Required	Actual	Actual
	Ratio	Amount	Ratio
Tier 1 Leverage	5.00%	$41,642	8.87%
Common Equity Tier 1 Capital	6.50%	$41,642	14.85%
Tier 1 Risk-based Capital	8.00%	$41,642	14.85%
Total Capital	10.00%	$43,969	15.68%

	As of June 30, 2015
	(Dollars in Thousands)

	Required	Actual	Actual
	Ratio	Amount	Ratio
Tier 1 Leverage	5.00%	$41,201	8.70%
Common Equity Tier 1 Capital	6.50%	$41,201	14.41%
Tier 1 Risk-based Capital	6.00%	$41,201	14.41%
Total Capital	10.00%	$43,398	15.18%

The net proceeds from the stock offering (See Note 1 and Part II – Other Information) will have significantly increased our liquidity and capital resources.  Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including funding loans.  Our financial condition and results of operations will be enhanced by the net proceeds from the stock offering, which will increase our net interest-earning assets and net interest income.  However, due to the increase in equity resulting from the net proceeds raised in the stock offering, as well as other factors associated with the stock offering, our return on equity will be adversely affected following the stock offering.

Off-Balance Sheet Arrangements

In addition to the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, lines of credit, and letters of credit.

For the six months ended December 31, 2015, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

Under the supervision and with the participation of PB Bancorp’s management, including its Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15(d)-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, PB Bancorp’s disclosure controls and procedures were effective.

There has been no change in PB Bancorp’s internal control over financial reporting in connection with the quarterly evaluation that occurred during PB Bancorp’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, PB Bancorp’s internal control over financial reporting.

Part II. – OTHER INFORMATION

Item 1.     Legal Proceedings – Not applicable

Item 1A. Risk Factors – Not applicable to smaller reporting companies

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

a) Not applicable

b) On January 7, 2016, PB Bancorp completed the sale of 4,532,674 shares of its common stock par value        $0.01 per share, in connection with the second-step mutual-to-stock conversion of Putnam Bancorp, MHC.

The effective date of PB Bancorp’s registration statement (Commission No. 333-206892) was November 12, 2015. The Company registered for offer and sale shares of common stock, par value $0.01, at a sales price of $8.00 per share.

The selling agent who assisted PB Bancorp in the sale of its common stock was Keefe, Bruyette & Woods, Inc. (“KBW”). For their services, KBW received a fee of $300,000, consisting of a sales fee equal to 1.0% of the dollar amount of the shares of common stock sold in the subscription offering, which was subject to a maximum fee of $300,000, with no fee payable to KBW with respect to shares purchased by directors and employees or their immediate family members, or shares purchased by PB Bancorp’s tax-qualified employee benefit plans. In addition, KBW was reimbursed for expenses, including attorney fees.

As of February 1, 2016, PB Bancorp incurred expenses in connection with the offer and sale of the common stock totaling $1.1 million, resulting in net proceeds of $35.1 million. PB Bancorp utilized $3.9 million to fund the new ESOP loan and invested $17.6 million of the net proceeds it received from the sale into the Bank’s operations, and has retained the remaining amount for general corporate purposes.

c) Not applicable

Item 3.     Defaults Upon Senior Securities – Not applicable

Item 4.     Mine Safety Disclosures – Not Applicable

Item 5.     Other Information - Not Applicable

Item 6.     Exhibits

Exhibits

2.1	Plan of Conversion and Reorganization of Putnam Bancorp, MHC, dated September 9, 2015*
31.1	Chief Executive Officer Certification pursuant to 17 CFR 240.13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification pursuant to 17 CFR 240.13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.
101	The following materials from PB Bancorp’s Quarterly Report on Form 10-Q for the three and six months ended December 31, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Net Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

*	Incorporated herein by reference to the exhibits to the Form 8-K filed with the Securities and Exchange Commission on September 9, 2015

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PB BANCORP, INC.
(Registrant)

Date: February 12, 2016	/s/ Thomas A. Borner
Thomas A. Borner
President and Chief Executive Officer

Date: February 12, 2016	/s/ Robert J. Halloran, Jr.
Robert J. Halloran, Jr.
Executive Vice President, Chief Financial Officer and Treasurer

