Form 10-Q
period 2016-03-31
PB Bancorp, Inc.
filed 2016-05-13
CIK 1652106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

☒YES ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒YES ☐ NO

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐YES ☒ NO

As of May 1, 2016, there were 7,880,402 shares of the registrant’s common stock outstanding.

PB Bancorp, Inc.

Table of Contents

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

PB Bancorp, Inc.

Consolidated Balance Sheets

(Unaudited)

	March 31,	June 30,
	2016	2015
	(in thousands except share data)
ASSETS
Cash and due from depository institutions	$3,931	$4,562
Interest-bearing demand deposits with other banks	5,164	764
Total cash and cash equivalents	9,095	5,326
Securities available-for-sale, at fair value	64,943	45,657
Securities held-to-maturity (fair value of $155,819 as of March 31, 2016 and $165,644 as of June 30, 2015)	153,596	164,096
Federal Home Loan Bank stock, at cost	3,967	5,371
Loans	240,426	226,221
Less: Allowance for loan losses	(2,282)	(2,175)
Net loans	238,144	224,046
Premises and equipment	3,636	3,763
Accrued interest receivable	1,190	1,051
Other real estate owned	2,007	3,155
Goodwill	6,912	6,912
Bank-owned life insurance	9,632	9,427
Deferred tax asset	2,762	2,704
Other assets	1,619	2,093

Total assets	$497,503	$473,601

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Non-interest-bearing	$65,580	$59,854
Interest-bearing	288,549	297,787
Total deposits	354,129	357,641
Mortgagors' escrow accounts	1,454	2,363
Federal Home Loan Bank advances	52,500	56,740
Securities sold under agreements to repurchase	2,415	2,797
Other liabilities	2,323	2,316
Total liabilities	412,821	421,857

Stockholders' Equity
Preferred stock, 50,000,000 shares authorized, $0.01 par value, no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.01 and $0.10 par value at March 31, 2016 and June 30, 2015, respectively, 7,880,402 issued and outstanding at March 31, 2016; 14,288,400 shares authorized, 8,267,178 shares issued, 7,789,036 shares outstanding at June 30, 2015. (1)	79	694
Additional paid-in capital	62,870	30,602
Retained earnings	25,927	25,919
Accumulated other comprehensive loss	(572)	(198)
Unearned ESOP shares	(3,622)	(1,182)
Treasury stock, at cost (478,142 shares at June 30, 2015) (1)	-	(4,091)
Total stockholders' equity	84,682	51,744

Total liabilities and stockholders' equity	$497,503	$473,601

(1)	Share amounts related to periods prior to the date of completion of the Conversion (January 7, 2016) have been restated to give retroactive recognition to the exchange ratio applied in the Conversion (1.1907 to one).

See accompanying notes to consolidated financial statements.

PB Bancorp, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2016	2015	2016	2015
	(in thousands, except per share data)
Interest and dividend income:
Interest and fees on loans	$2,409	$2,324	$7,174	$7,208
Interest and dividends on investments	1,060	1,007	3,061	3,051
Total interest and dividend income	3,469	3,331	10,235	10,259

Interest expense:
Deposits and escrow	453	538	1,394	1,669
Borrowed funds	343	351	1,040	1,100
Total interest expense	796	889	2,434	2,769
Net interest and dividend income	2,673	2,442	7,801	7,490

Provision for loan losses	-	580	613	650
Net interest and dividend income after provision for loan losses	2,673	1,862	7,188	6,840

Non-interest income:
Total other-than-temporary impairment losses on debt securities	(174)	-	(407)	(414)
Portion of losses recognized in other comprehensive income	129	-	323	259
Net impairment losses recognized in earnings	(45)	-	(84)	(155)
Fees for services	438	406	1,316	1,284
Mortgage banking activities	8	21	72	75
Net commissions from brokerage service	29	15	115	66
Income from bank-owned life insurance	66	68	205	209
Gain on sales of other real estate owned	-	-	352	48
Other income	38	23	158	119
Total non-interest income	534	533	2,134	1,646

Non-interest expense:
Compensation and benefits	1,613	1,542	4,808	4,647
Occupancy and equipment	307	347	920	946
Data processing	227	192	619	646
LAN/WAN network	39	37	111	112
Advertising and marketing	55	52	131	143
FDIC deposit insurance	91	108	288	271
Other real estate owned	21	148	210	307
Write-down of other real estate owned	-	-	28	33
Other	473	418	1,344	1,364
Total non-interest expense	2,826	2,844	8,459	8,469
Income (loss) before income tax expense (benefit)	381	(449)	863	17

Income tax expense (benefit)	79	(140)	133	(98)
NET INCOME (LOSS)	$302	$(309)	$730	$115

Earnings (loss) per common share:
Basic	$0.04	$(0.04)	$0.10	$0.02
Diluted	$0.04	$(0.04)	$0.10	$0.02

See accompanying notes to consolidated financial statements.

PB Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
	(in thousands)
Net income (loss)	$302	$(309)	$730	$115

Other comprehensive (loss) income:
Net unrealized holding (losses) gains on available-for-sale securities	(271)	286	(329)	240
Reclassification adjustment for losses realized in income on available-for-sale securities (1)	45	-	84	155
Non-credit portion of other-than-temporary losses on available-for-sale securities	(129)	-	(323)	(259)

Other comprehensive (loss) income before tax	(355)	286	(568)	136
Income tax benefit (expense) related to other comprehensive loss	122	(98)	194	(47)
Other comprehensive (loss) income net of tax	(233)	188	(374)	89
Total comprehensive income (loss)	$69	$(121)	$356	$204

(1)	Reported in net impairment losses recognized in earnings included in non-interest income on the consolidated statements of operations. Income tax benefits associated with the reclassification adjustments were $18,000 and $ - for the three months ended March 31, 2016 and 2015, respectively. Income tax benefits associated with the reclassification adjustments were $33,000 and $53,000 for the nine months ended March 31, 2016 and 2015, respectively.

See accompanying notes to consolidated financial statements.

PB Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the nine months ended March 31, 2016 and 2015

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned ESOP Shares	Treasury Stock	Total Stockholders' Equity
	(dollars in thousands, except per share data)

Balances at June 30, 2014	$694	$30,602	$25,793	$(237)	$(1,310)	$(4,091)	$51,451

Comprehensive income	-	-	115	89	-	-	204
Cash dividends declared ($0.03 per share)	-	-	(197)	-	-	-	(197)
ESOP shares committed to be released (11,412 shares) (1)	-	-	(25)	-	96	-	71

Balances at March 31, 2015	$694	$30,602	$25,686	$(148)	$(1,214)	$(4,091)	$51,529

Balances at June 30, 2015	$694	$30,602	$25,919	$(198)	$(1,182)	$(4,091)	$51,744

Comprehensive income	-	-	730	(374)	-	-	356
Cash dividends declared ($0.08 per share)	-	-	(721)	-	-	-	(721)
ESOP shares committed to be released (12,112 shares) (1)	-	-	(1)	-	98	-	97
Corporate Reorganization:
Conversion of PSB Holdings, Inc.	(618)	33,095	-	-	-	-	32,477
Purchase by ESOP	3	2,535	-	-	(2,538)	-	-
Treasury stock retired	-	(4,091)	-	-	-	4,091	-
Contribution of Putnam Bancorp MHC	-	729	-	-	-	-	729

Balances at March 31, 2016	$79	$62,870	$25,927	$(572)	$(3,622)	$-	$84,682

(1)	Share amounts related to periods prior to the date of completion of the Conversion (January 7, 2016) have been restated to give retroactive recognition to the exchage ratio applied in the Conversion (1.1907 to one).

See accompanying notes to consolidated financial statements.

PB Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months
	Ended March 31,
	2016	2015
	(in thousands)
Cash flows from operating activities
Net income	$730	$115
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities, net	1,028	866
Impairment losses on securities	84	155
Net decrease in loans held-for-sale	-	100
Amortization of deferred loan costs, net	131	97
Amortization of premium on purchsed loans	7	-
Provision for loan losses	613	650
Gain on sale of other real estate owned, net	(352)	(48)
Write-down of other real estate owned	28	33
Depreciation and amortization - premises and equipment	238	258
Amortization - software	88	91
Decrease in accrued interest receivable and other assets	247	149
Increase in cash surrender value of bank-owned life insurance	(205)	(209)
Increase (decrease) in other liabilities	7	(32)
Deferred tax expense	136	39
Amortization of ESOP expense	97	71
Net cash provided by operating activities	2,877	2,335
Cash flows from investing activities
Purchase of available-for-sale securities	(24,319)	(3,067)
Proceeds from calls, pay downs and maturities of available-for-sale securities	4,291	3,678
Purchase of held-to-maturity securities	(16,721)	(30,668)
Proceeds from calls, pay downs and maturities of held-to-maturity securities	26,283	19,576
Redemption of Federal Home Loan Bank Stock	1,404	556
Loan principal originations, net of repayments	(7,976)	1,337
Loan purchases	(9,123)	-
Recoveries of loans previously charged off	224	228
Proceeds from sale of other real estate owned	3,498	531
Capital expenditures - premises and equipment	(111)	(56)
Capital expenditures - software	-	(33)
Net cash used in investing activities	(22,550)	(7,918)
Cash flows from financing activities
Net (decrease) increase in deposit accounts	(3,512)	9,725
Net decrease in mortgagors' escrow accounts	(909)	(989)
Proceeds from long-term Federal Home Loan Bank advances	-	10,000
Repayment of long-term Federal Home Loan Bank advances	-	(11,000)
Change in short term FHLB advances, net	(4,240)	73
Net (decrease) increase in securities sold under agreements to repurchase	(382)	13,098
Proceeds from common stock offering	32,477	-
Contribution of Putnam Bancorp MHC	729	-
Cash dividends paid on common stock	(721)	(197)
Net cash provided by financing activities	23,442	20,710
Net increase in cash and cash equivalents	3,769	15,127
Cash and cash equivalents at beginning of year	5,326	7,335
Cash and cash equivalents at end of period	$9,095	$22,462
Supplemental disclosures
Cash paid during the period for:
Interest	$2,431	$2,776
Income taxes refunded, net	(8)	(554)
Loans transferred to other real estate owned	2,026	2,164

See accompanying notes to consolidated financial statements.

PB Bancorp, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – Organization

PB Bancorp, Inc. (the “Company”) is a Maryland corporation incorporated on September 9, 2015 to be the successor to PSB Holdings, Inc. upon completion of the second step mutual-to-stock conversion (the “Conversion”) of Putnam Bancorp, MHC, (the “MHC”), the top tier mutual holding company of PSB Holdings, Inc. PSB Holdings, Inc. was the former mid-tier holding company for Putnam Bank (the “Bank”). Prior to completion of the Conversion, approximately 57% of the shares of common stock of PSB Holdings, Inc. were owned by the MHC. In conjunction with the Conversion, the MHC and PSB Holdings, Inc. merged into the Company and the Company became its successor under the name PB Bancorp, Inc. The Conversion was completed on January 7, 2016. The Company raised gross proceeds of $33.7 million by selling a total of 4,215,387 shares of common stock at $8.00 per share in the second step offering. Additionally, 317,287 new ESOP shares were issued. Concurrent with the completion of the stock offering, each share of PSB Holdings, Inc. stock owned by public stockholders (stockholders other than the MHC) was exchanged for 1.1907 shares of Company common stock. A total of 3,347,728 shares of Company common stock were issued in the exchange. The Conversion was accounted for as a capital raising transaction by entities under common control. The historical financial results of the MHC are immaterial to the results of the Company and therefore the net assets of the MHC have been reflected as an increase to stockholders’ equity.

As a result of the Conversion, all share and per share information has been revised to reflect the 1.1907-to-one exchange ratio. Such revised financial information presented in this Form 10-Q is derived from the consolidated financial statements of PSB Holdings, Inc. and its subsidiaries.

NOTE 2 – Basis of Presentation

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-Q, and accordingly do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary, consisting of only normal recurring accruals and the elimination of all significant intercompany accounts, to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. The interim results of operations are not necessarily indicative of the operating results to be expected for future periods, including the fiscal year ending June 30, 2016. These financial statements should be read in conjunction with the 2015 consolidated financial statements and notes thereto included in the PSB Holdings, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on September 28, 2015.

NOTE 3 – Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in this Update create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date, which defers the original effective dates of ASU 2014-09. The amendments in Update 2014-09 are now effective for annual reporting periods, including interim periods, beginning after December 15, 2017. Early application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. We do not expect the application of this guidance to have a material impact on our consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the requirements in Topic 840, Leases. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. The amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in this Update is permitted for all entities. Management is currently evaluating the impact to the consolidated financial statements of adopting this Update.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718).   This Update was issued as part of the FASB’s simplification initiative.  The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  In addition, amendments eliminate the guidance in Topic 718 that was indefinitely deferred shortly after the issuance of FASB Statement No. 123 (revised 2004), Share-Based Payment.  The amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Early adoption is permitted for any entity in any interim or annual period.  Management is currently evaluating the impact to the consolidated financial statements of adopting this Update.

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

Other-Than-Temporary Impairment of Securities. Management periodically reviews all investment securities with significant declines in fair value for potential other-than-temporary impairment pursuant to the guidance provided by ASC 320-10, Investments-Debt and Equity Securities. The guidance addresses the determination as to when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.

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

The following information was used in the computation of EPS on both a basic and diluted basis for the three and nine months ended March 31, 2016 and 2015:

	Three months ended	Three months ended	Nine Months Ended	Nine Months Ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Net income	$302,000	$(309,000)	$730,000	$115,000

Weighted average common shares applicable to basic EPS	7,447,399	7,640,717	7,583,108	7,636,884
Effect of dilutive potential common shares (1)	-	-	-	-
Weighted average common shares applicable to diluted EPS	7,447,399	7,640,717	7,583,108	7,636,884
Earnings per share:
Basic	$0.04	$(0.04)	$0.10	$0.02
Diluted	$0.04	$(0.04)	$0.10	$0.02

(1)	Share and per share amounts related to periods prior to the date of the completion of the Conversion (January 7, 2016) have been restated to give retroactive recognition to the exchange ratio applied in the Conversion (1.1907 to one).

(2)	For the three and nine months ended March 31, 2016, options to purchase 34,529 and 237,075 shares, respectively, were outstanding but not included in the computation of earnings per share because they were anti-dilutive. For the three and nine months ended March 31, 2015, options to purchase 237,075 (1) shares were outstanding but not included in the computation of earnings per share because they were anti-dilutive.

NOTE 6 – Investment Securities

The carrying value, estimated fair values, and gross unrealized gains and losses of investment securities by maturity and type are as follows:

	Amortized	Gross Unrealized		Fair
	Cost Basis	Gain	(Loss)	Value
	(in thousands)
March 31, 2016
Available-for-sale:
Debt securities:
U.S. government and government-sponsored securities:
Due from one through five years	$1,000	$2	$-	$1,002
From five through ten years	4,336	-	(25)	4,311
	5,336	2	(25)	5,313

Corporate bonds and other securities:
Due after ten years	5,999	-	(1,341)	4,658

U.S. Government-sponsored and guaranteed mortgage-backed securities:
Due from one through five years	217	6	-	223
From five through ten years	10,930	172	(26)	11,076
After ten years	28,379	362	(28)	28,713
	39,526	540	(54)	40,012

Non-agency mortgage-backed securities:
Due after ten years	4,950	364	(354)	4,960
Total debt securities	55,811	906	(1,774)	54,943

Equity securities:
Auction rate preferred - due after 10 years	10,000	-	-	10,000
Total available-for-sale securities	$65,811	$906	$(1,774)	$64,943

Held-to-maturity:
U.S. government and government-sponsored securities:
Due from one through five years	$9,206	$254	$-	$9,460
Due after ten years	5,481	8	-	5,489
	14,687	262	-	14,949

State agency and municipal obligations
Due from five through ten years	458	-	(1)	457

U.S. Government-sponsored and guaranteed mortgage-backed securities:
Due from one through five years	748	34	-	782
From five through ten years	2,534	121	-	2,655
After ten years	135,169	1,926	(119)	136,976
	138,451	2,081	(119)	140,413
Total held-to-maturity securities	$153,596	$2,343	$(120)	$155,819

	Amortized	Gross Unrealized		Fair
	Cost Basis	Gain	(Loss)	Value
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

There were no sales of available-for-sale securities for the three months ended March 31, 2016 or 2015. Gains and losses on the sales of securities are recorded on the trade date and are determined using the specific identification method. There were other-than-temporary impairment charges on available-for-sale securities of $45,000 realized in income during the three months ended March 31, 2016. The write-downs included total other-than-temporary impairment losses of $174,000, net of $129,000 recognized in other comprehensive income, before taxes. There were no other-than-temporary impairment charges on available-for-sale securities realized in income during the three months ended March 31, 2015.

There were no sales of available-for-sale securities for the nine months ended March 31, 2016 or 2015. There were other-than-temporary impairment charges on available-for-sale securities of $84,000 realized in income during the nine months ended March 31, 2016. The write-downs included total other-than-temporary impairment losses of $407,000, net of $323,000 recognized in other comprehensive income, before taxes. There were other-than-temporary impairment charges on available-for-sale securities of $155,000 realized in income during the nine months ended March 31, 2015. The write-downs included total other-than-temporary impairment losses of $414,000, net of $259,000 recognized in other comprehensive income, before taxes.

The following is a summary of the estimated fair value and related unrealized losses segregated by category and length of time that individual securities have been in a continuous unrealized loss position at:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2016:	Value	Losses	Value	Losses	Value	Losses
Available-for-sale:	(in thousands)
Debt securities:
U.S. Government and government-sponsored securities	$4,311	$25	$-	$-	$4,311	$25
Corporate bonds and other securities	-	-	4,658	1,341	4,658	1,341
U.S. Government-sponsored and guaranteed mortgage-backed securities	17,425	54	-	-	17,425	54
Total temporarily impaired available-for-sale	21,736	79	4,658	1,341	26,394	1,420

Held-to-maturity:
State agency and municipal obligations	457	1	-	-	457	1
U.S. Government-sponsored and guaranteed mortgage-backed securities	9,268	23	9,947	96	19,215	119
Total temporarily impaired held-to-maturity	9,725	24	9,947	96	19,672	120

Other-than-temporarily impaired debt securities (1):
Non-agency mortgage-backed securities	40	-	2,395	354	2,435	354

Total temporarily-impaired and other- than-temporarily impaired securities	$31,501	$103	$17,000	$1,791	$48,501	$1,894

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2015:	Value	Losses	Value	Losses	Value	Losses
Available-for-sale:	(in thousands)
Debt securities:
U.S. Government and government-sponsored guaranteed securities	$-	$-	$991	$9	$991	$9
Corporate bonds and other securities	-	-	5,204	795	5,204	795
U.S. Government-sponsored and guaranteed mortgage-backed securities	2,430	1	-	-	2,430	1
Total temporarily impaired available-for-sale	2,430	1	6,195	804	8,625	805

Held-to-maturity:
U.S. Government and government-sponsored securities	2,251	4	-	-	2,251	4
U.S. Government-sponsored and guaranteed mortgage-backed securities	46,247	261	12,630	327	58,877	588
Total temporarily impaired held-to-maturity	48,498	265	12,630	327	61,128	592

Other-than-temporarily impaired debt securities (1):
Non-agency mortgage-backed securities	563	6	3,001	355	3,564	361

Total temporarily-impaired and other- than-temporarily impaired securities	$51,491	$272	$21,826	$1,486	$73,317	$1,758

(1)	Includes other-than-temporary impaired available-for-sale debt securities in which a portion of the other-than-temporary impairment loss remains in accumulated other comprehensive income (loss).

Management evaluates securities for OTTI at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

At March 31, 2016 and June 30, 2015, there were 34 and 43 individual investment securities, respectively, with aggregate depreciation of 3.8% and 2.3%, respectively, from the Company’s amortized cost basis. Management has the intent and ability to hold these securities until cost recovery occurs and considers these declines to be temporary.

The unrealized losses on the Company’s investment in U.S. Government-sponsored agency bonds and U.S. government-guaranteed and government-sponsored residential mortgage-backed securities were primarily caused by interest rate fluctuations. These investments are guaranteed or sponsored by the U.S. government or an agency thereof. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the investment. Because the decline in market value is attributable to changes in interest rates and not to credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2016.

The Company’s unrealized losses on investments in corporate bonds and other securities relate to investments in companies within the financial services sector. As of March 31, 2016, the Company had five investments in corporate single-issuer trust preferred securities (TRUPs) with a total book value of $6.0 million and total fair value of $4.7 million, all of which were classified as available-for-sale. The single-issuer trust preferred investments are evaluated for other-than-temporary impairment by performing a present value of cash flows each quarter. None of the issuers have deferred interest payments or announced the intention to defer interest payments. The Company believes the decline in fair value is related to the spread over three-month LIBOR, on which the quarterly interest payments are based, as the spread over LIBOR being received is significantly lower than current market spreads. Management concluded the impairment of these investments was considered temporary and asserts that the Company does not have the intent to sell these investments and that it is more likely than not it will not have to sell the investments before recovery of their cost bases which may be at maturity.

For the three and nine months ended March 31, 2016, securities with other-than-temporary impairment losses recognized in earnings consisted of non-agency mortgage-backed securities. For these debt securities, the Company estimated the portion of loss attributable to credit loss using a discounted cash flow model. Significant inputs included the estimated cash flows of the underlying loans based on key assumptions, such as default rate, loss severity and prepayment rate. Assumptions can vary widely from security to security, and are influenced by such factors as loan interest rate, geographical location of the borrower, borrower characteristics and collateral type. The present value of the expected cash flows was compared to the Company’s amortized cost basis to determine the credit-related impairment loss. Based on the expected cash flows derived from the model, the Company expects to recover the remaining unrealized losses on these securities.

The following table represents a roll-forward of the amount of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in other comprehensive income (loss) (in thousands):

Balance as of June 30, 2014	$15,743
Credit losses on securities for which other-than-temporary impairment was not previously recorded	-
Additional credit losses on securities for which an other-than-temporary impairment charge was previously recorded	155
Reductions for securities sold during the period	-

Balance as of March 31, 2015	$15,898

Balance as of June 30, 2015	$15,898
Credit losses on securities for which other-than-temporary impairment was not previously recorded	-
Additional credit losses on securities for which an other-than-temporary impairment charge was previously recorded	84
Reductions for securities sold during the period	-

Balance as of March 31, 2016	$15,982

NOTE 7 – Loans

The following table sets forth the composition of our loan portfolio at March 31, 2016 and June 30, 2015:

	March 31,	June 30,
	2016	2015
	(in thousands)

Real Estate:
Residential (1)	$189,276	$178,989
Commercial	43,195	41,762
Residential construction	2,218	1,318
Commercial	7,009	3,327
Consumer and other	714	701

Total loans	242,412	226,097

Unadvanced construction loans	(3,009)	(680)
	239,403	225,417
Net deferred loan costs	1,023	804
Allowance for loan losses	(2,282)	(2,175)

Loans, net	$238,144	$224,046

(1)	Residential real estate loans include one-to four-family mortgage loans, second mortgage loans, and home equity lines of credit.

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

The following table presents the Company’s loan classes by internally assigned grades at March 31, 2016 and June 30, 2015:

	Residential	Commercial	Residential		Consumer
March 31, 2016	Real Estate	Real Estate	Construction	Commercial	and other	Total
	(in thousands)
Grade:
Pass	$185,304	$35,091	$966	$6,960	$713	$229,034
Special Mention	424	440	-	-	-	864
Substandard	3,548	5,840	-	49	1	9,438
Doubtful	-	67	-	-	-	67
Loss	-	-	-	-	-	-
Total	$189,276	$41,438	$966	$7,009	$714	$239,403

	Residential	Commercial	Residential		Consumer
June 30, 2015	Real Estate	Real Estate	Construction	Commercial	and other	Total
	(in thousands)
Grade:
Pass	$175,677	$34,052	$763	$3,246	$700	$214,438
Special Mention	442	2,159	-	-	-	2,601
Substandard	2,870	3,716	-	81	1	6,668
Doubtful	-	1,710	-	-	-	1,710
Loss	-	-	-	-	-	-
Total	$178,989	$41,637	$763	$3,327	$701	$225,417

There were no modifications deemed to be troubled debt restructures during the three and nine months ended March 31, 2016 and 2015.

There was one residential real estate troubled debt restructuring in the amount of $200,000 that subsequently defaulted (defined as 30 or more days past due subsequent to restructuring) within one year of modification during the nine months ended March 31, 2015. There were no troubled debt restructurings that subsequently defaulted within one year of modification during the three and nine months ended March 31, 2016 or the three months ended March 31, 2015.

NOTE 8 – Non-performing Assets, Past Due and Impaired Loans

The table below sets forth the amounts and categories of non-performing assets at the dates indicated:

	At March 31,	At June 30,
	2016	2015
	(Dollars in thousands)
Non-accrual loans:
Real Estate:
Residential	$3,369	$2,731
Commercial	856	2,886
Commercial	17	22
Consumer	1	1
Total non-accrual loans	4,243	5,640

Accruing loans past due 90 days or more	-	-

Total non-performing loans	4,243	5,640

Other real estate owned	2,007	3,155
Total non-performing assets	$6,250	$8,795

Total non-performing loans to total loans	1.77%	2.50%
Total non-performing assets to total assets	1.26%	1.86%

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

The following table sets forth information regarding past due loans at March 31, 2016 and June 30, 2015:

			90 days
	30–59 Days	60–89 Days	or greater	Total
At March 31, 2016	Past Due	Past Due	Past Due	Past Due
	(in thousands)
Real Estate:
Residential	$1,943	$19	$369	$2,331
Commercial	827	-	67	894
Consumer and other	1	-	-	1
Total	$2,771	$19	$436	$3,226

At June 30, 2015

Real Estate:
Residential	$290	$193	$755	$1,238
Commercial	-	-	2,316	2,316
Consumer and other	4	-	-	4
Total	$294	$193	$3,071	$3,558

The following is a summary of information pertaining to impaired loans at March 31, 2016 and June 30, 2015:

	At March 31, 2016			At June 30, 2015
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans without a valuation allowance:	(in thousands)
Real Estate:
Residential	$951	$982		$868	$873
Commercial	2,593	3,308		4,138	4,678
Commercial	17	18		2	2
Total impaired with no valuation allowance	$3,561	$4,308		$5,008	$5,553

Impaired loans with a valuation allowance:
Real Estate:
Residential	$1,205	$1,279	$70	$1,545	$1,619	$103
Commercial	-	-	-	22	22	17
Total impaired with a valuation allowance	$1,205	$1,279	$70	$1,567	$1,641	$120

Total impaired loans:
Real Estate:
Residential	$2,156	$2,261	$70	$2,413	$2,492	$103
Commercial	2,593	3,308	-	4,138	4,678	-
Commercial	17	18	-	24	24	17
Total impaired loans	$4,766	$5,587	$70	$6,575	$7,194	$120

The following is a summary of additional information pertaining to impaired loans:

	Three months ended			Three months ended
	March 31, 2016			March 31, 2015
	Average	Interest	Interest Income	Average	Interest	Interest Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
	(in thousands)
Real Estate:
Residential	$2,168	$9	$2	$2,938	$12	$1
Commercial	2,786	38	-	4,575	20	-
Commercial	18	-	-	398	4	-
Total impaired loans	$4,972	$47	$2	$7,911	$36	$1

	Nine months ended			Nine months ended
	March 31, 2016			March 31, 2015
	Average	Interest	Interest Income	Average	Interest	Interest Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
	(in thousands)
Real Estate:
Residential	$2,251	$34	$10	$3,282	$35	$1
Commercial	3,411	74	-	4,438	61	-
Commercial	110	4	-	371	16	-
Total impaired loans	$5,772	$112	$10	$8,091	$112	$1

NOTE 9 – Allowance for Loan Losses

An analysis of the allowance for loan losses for the three and nine months ended March 31, 2016 and 2015 is as follows:

Three months ended
March 31, 2016	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and Other	Unallocated	Total
Allowance for loan losses:	(in thousands)
Beginning balance	$1,118	$968	$9	$52	$30	$128	$2,305
Charge-offs	(30)	-	-	-	(13)	-	(43)
Recoveries	12	3	-	-	5	-	20
Provision (credit)	23	25	(2)	4	4	(54)	-
Ending Balance	$1,123	$996	$7	$56	$26	$74	$2,282

Three months ended
March 31, 2015	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and Other	Unallocated	Total
Allowance for loan losses:	(in thousands)
Beginning balance	$1,117	$878	$13	$13	$22	$81	$2,124
Charge-offs	(93)	(547)	-	-	(10)	-	(650)
Recoveries	12	175	-	3	-	-	190
Provision (credit)	85	508	(5)	(4)	13	(17)	580
Ending Balance	$1,121	$1,014	$8	$12	$25	$64	$2,244

Nine months ended
March 31, 2016	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and other	Unallocated	Total
Allowance for loan losses:	(in thousands)
Beginning balance	$1,091	$906	$5	$41	$26	$106	$2,175
Charge-offs	(71)	(620)	-	-	(39)	-	(730)
Recoveries	36	165	-	9	14	-	224
Provision (credit)	67	545	2	6	25	(32)	613
Ending Balance	$1,123	$996	$7	$56	$26	$74	$2,282

Nine months ended
March 31, 2015	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and other	Unallocated	Total
Allowance for loan losses:	(in thousands)
Beginning balance	$1,279	$907	$13	$12	$24	$145	$2,380
Charge-offs	(99)	(879)	-	-	(36)	-	(1,014)
Recoveries	34	175	-	9	10	-	228
Provision (credit)	(93)	811	(5)	(9)	27	(81)	650
Ending Balance	$1,121	$1,014	$8	$12	$25	$64	$2,244

Further information pertaining to the allowance for loan losses at March 31, 2016 and June 30, 2015 is as follows:

At March 31, 2016	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and Other	Unallocated	Total
(in thousands)
Amount of allowance for loan losses for impaired loans	$70	$-	$-	$-	$-	$-	$70

Amount of allowance for loan losses for non-impaired loans	$1,053	$996	$7	$56	$26	$74	$2,212

Impaired loans	$2,156	$2,593	$-	$17	$-	$-	$4,766

Non-impaired loans	$187,120	$38,845	$966	$6,992	$714	$-	$234,637

At June 30, 2015	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and Other	Unallocated	Total
(in thousands)
Amount of allowance for loan losses for impaired loans	$103	$-	$-	$17	$-	$-	$120

Amount of allowance for loan losses for non-impaired loans	$988	$906	$5	$24	$26	$106	$2,055

Impaired loans	$2,413	$4,138	$-	$24	$-	$-	$6,575

Non-impaired loans	$176,576	$37,499	$763	$3,303	$701	$-	$218,842

NOTE 10 – Accumulated Other Comprehensive Income (Loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the consolidated balance sheets, such items are components of accumulated other comprehensive income (loss).

The components of accumulated other comprehensive loss and related tax effects are as follows:

	March 31,	June 30,
	2016	2015
	(in thousands)
Net unrealized loss on securities available-for-sale	$(868)	$(300)
Tax effect	296	102
Accumulated other comprehensive loss	$(572)	$(198)

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s assets carried at fair value for March 31, 2016.

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

The Company did not have any transfers of assets between Levels 1 and 2 of the fair value hierarchy during the nine months ended March 31, 2016.

The following summarizes assets measured at fair value on a recurring basis at March 31, 2016 and June 30, 2015:

		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
At March 31, 2016	Total Fair	Identical Assets	Inputs	Inputs
(in thousands)	Value	Level 1	Level 2	Level 3
Securities available-for-sale:
U.S. government and government-sponsored securities	$5,313	$-	$5,313	$-
Corporate bonds and other securities	4,658	-	4,658	-
U.S. Government-sponsored and guaranteed mortgage-backed securities	40,012	-	40,012	-
Non-agency mortgage-backed securities	4,960	-	4,960	-
Equity securities	10,000	-	-	10,000
Total	$64,943	$-	$54,943	$10,000

		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
At June 30, 2015	Total Fair	Identical Assets	Inputs	Inputs
(in thousands)	Value	Level 1	Level 2	Level 3
Securities available-for-sale:
U.S. government and government-sponsored securities	$991	$-	$991	$-
Corporate bonds and other securities	5,204	-	5,204	-
U.S. Government-sponsored and guaranteed mortgage-backed securities	23,602	-	23,602	-
Non-agency mortgage-backed securities	5,860	-	5,860	-
Equity securities	10,000	-	-	10,000
Total	$45,657	$-	$35,657	$10,000

The table below represents the changes in level 3 assets measured at fair value for the nine months ended March 31, 2016.

(in thousands)
Beginning balance, June 30, 2015	$10,000
Unrealized losses included in other comprehensive income	-
Ending balance, March 31, 2016	$10,000

The following summarizes assets measured at fair value on a non-recurring basis and the adjustments to the carrying value at and for the three and nine months ended March 31, 2016 and 2015:

		Quoted Prices in			Total Losses	Total Losses
		Active Markets for	Significant Other	Significant	for the three	for the nine
At March 31, 2016	Total Fair	Identical Assets	Observable Inputs	Unobservable Inputs	months ended	months ended
	Value	Level 1	Level 2	Level 3	March 31, 2016	March 31, 2016
	(in thousands)
Impaired loans	$1,020	$-	$-	$1,020	$-	$(647)
Other real estate owned	111	-	-	111	-	(28)
	$1,131	$-	$-	$1,131	$-	$(675)

		Quoted Prices in			Total Losses	Total Losses
		Active Markets for	Significant Other	Significant	for the three	for the nine
At March 31, 2015	Total Fair	Identical Assets	Observable Inputs	Unobservable Inputs	months ended	months ended
	Value	Level 1	Level 2	Level 3	March 31, 2015	March 31, 2015
	(in thousands)
Impaired loans	$1,397	$-	$-	$1,397	$(211)	$(411)
Other real estate owned	82	-	-	82	-	(33)
	$1,479	$-	$-	$1,479	$(211)	$(444)

The amount of loans represents the carrying value of impaired loans net of related write-downs and valuation allowances for which adjustments are based on the estimated fair value of the underlying collateral. The amount of other real estate owned represents the carrying value for which write-downs are based on the estimated fair value of the property.

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

There were no liabilities measured at fair value on a recurring or non-recurring basis at March 31, 2016 or June 30, 2015.

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

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, as of March 31, 2016 and June 30, 2015:

	March 31, 2016
	Carrying	Fair Value Hierarchy			Fair
	Amount	Level 1	Level 2	Level 3	Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$9,095	$9,095	$-	$-	$9,095
Securities available-for-sale	64,943	-	54,943	10,000	64,943
Securities held-to-maturity	153,596	-	155,819	-	155,819
Federal Home Loan Bank stock	3,967	-	-	3,967	3,967
Loans, net	238,144	-	-	241,465	241,465
Accrued interest receivable	1,190	-	-	1,190	1,190

Financial liabilities:
Deposits	354,129	-	-	355,557	355,557
Mortgagors' escrow accounts	1,454	-	-	1,454	1,454
Federal Home Loan Bank advances	52,500	-	53,891	-	53,891
Securities sold under agreements to repurchase	2,415	-	2,415	-	2,415
Accrued interest payable	117	-	-	117	117

	June 30, 2015
	Carrying	Fair Value Hierarchy			Fair
	Amount	Level 1	Level 2	Level 3	Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$5,326	$5,326	$-	$-	$5,326
Securities available-for-sale	45,657	-	35,657	10,000	45,657
Securities held-to-maturity	164,096	-	165,644	-	165,644
Federal Home Loan Bank stock	5,371	-	-	5,371	5,371
Loans, net	224,046	-	-	226,308	226,308
Accrued interest receivable	1,051	-	-	1,051	1,051

Financial liabilities:
Deposits	357,641	-	-	359,253	359,253
Mortgagors' escrow accounts	2,363	-	-	2,363	2,363
Federal Home Loan Bank advances	56,740	-	58,095	-	58,095
Securities sold under agreements to repurchase	2,797	-	2,797	-	2,797
Accrued interest payable	114	-	-	114	114

NOTE 12 – Subsequent Events

On April 6, 2016, the Board of Directors of PB Bancorp, Inc. declared a cash dividend of $0.025 a share for all stockholders of record as of April 20, 2016, which is payable on May 4, 2016. Please refer to Note 1 and Part II – Other Information for details of the reorganization.

NOTE 13 – Commitments to Extend Credit

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. These commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets.

The contractual amounts of outstanding commitments were as follows:

	March 31,	June 30,
	2016	2015
	(in thousands)
Commitments to extend credit:
Loan commitments	$5,304	$3,557
Unadvanced construction loans	3,009	787
Unadvanced lines of credit	13,076	13,482
Standby letters of credit	395	396
Outstanding commitments	$21,784	$18,222

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses changes in the financial condition at March 31, 2016 and June 30, 2015 and results of operations for the three and nine months ended March 31, 2016 and 2015, and should be read in conjunction with the Company’s Consolidated Financial Statements (unaudited) and the notes thereto, appearing in Part I, Item 1 of this quarterly report. These financial statements should be read in conjunction with the 2015 Consolidated Financial Statements and notes thereto included in PSB Holdings, Inc.’s Annual Report on Form 10-K filed with the SEC on September 28, 2015.

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

Our net income increased $611,000, to $302,000, or $0.04 per basic and diluted share for the three months ended March 31, 2016, compared to a net loss of $309,000, or ($0.04) per basic and diluted share for the three months ended March 31, 2015. This was due primarily to a decrease in our provision for loan losses of $580,000 to no provision for the three months ended March 31, 2016.  The decreased provision for loan losses primarily reflects a decrease in net charge-offs of $437,000, to $23,000 for the three months ended March 31, 2016 from $460,000 for the three months ended March 31, 2015. Net interest income increased $231,000, or 9.5% to $2.7 million for the three months ended March 31, 2016 from $2.4 million for the three months ended March 31, 2015. Non-interest income remained relatively unchanged at $534,000 for the three months ended March 31, 2016 compared to $533,000 for the three months ended March 31, 2015. Total non-interest expense was flat at $2.8 million for each of the three months ended March 31, 2016 and March 31, 2015.

Our net income increased $615,000, or 534.8%, to $730,000, or $0.10 per basic and diluted share for the nine months ended March 31, 2016, compared to $115,000, or $0.02 per basic and diluted share for the nine months ended March 31, 2015. Net interest income increased $311,000, or 4.2% to $7.8 million for the nine months ended March 31, 2016 from $7.5 million for the nine months ended March 31, 2015. Our net income was also positively affected by an increase in non-interest income, which increased $488,000, or 29.6%, to $2.1 million for the nine months ended March 31, 2016 compared to $1.6 million for the nine months ended March 31, 2015. This was primarily due to an increase in gain on sales of other real estate owned of $304,000 to $352,000 for the nine months ended March 31, 2016 compared to $48,000 for the nine months ended March 31, 2015, and a decrease in other-than-temporary write-downs of investment securities of $71,000, or 45.8%, to $84,000 for the nine months ended March 31, 2016 compared to $155,000 for the nine months ended March 31, 2015. The write-downs for the nine months ended March 31, 2016 and 2015 consisted of credit losses on non-agency mortgage-backed securities. The provision for loan losses decreased $37,000, or 5.7% to $613,000 for the nine months ended March 31, 2016 compared to $650,000 for the nine months ended March 31, 2015.  The decreased provision for loan losses primarily reflects a decrease in net charge-offs of $280,000 to $506,000 for the nine months ended March 31, 2016 from $786,000 for the nine months ended March 31, 2015. Total non-interest expense remained flat at $8.5 million for each of the nine months ended March 31, 2016 and March 31, 2015.

An increase in interest rates will present us with a challenge in managing our interest rate risk. As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, which can result in interest expense increasing more rapidly than increases in interest income as interest rates increase. Therefore, increases in interest rates may adversely affect our net interest income, which in turn would likely have an adverse effect on our results of operations. As described in “—Market Risk,” we expect that our net interest income and our net portfolio value would decrease as a result of an instantaneous increase in interest rates. We use a variety of strategies to help manage interest rate risk, as described in “—Market Risk.”

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

Comparison of Financial Condition at March 31, 2016 and June 30, 2015

Assets

Total assets were $497.5 million at March 31, 2016, an increase of $23.9 million, or 5.0%, from $473.6 million at June 30, 2015. Cash and cash equivalents increased $3.8 million, or 70.8%, to $9.1 million at March 31, 2016 compared to $5.3 million at June 30, 2015. Investments in held-to-maturity securities decreased $10.5 million, or 6.4%, to $153.6 million at March 31, 2016 compared to $164.1 million at June 30, 2015 and investments in available-for-sale securities increased $19.3 million, or 42.2%, to $64.9 million at March 31, 2016 compared to $45.7 million at June 30, 2015. The net increase in securities was primarily due to investing some of the net proceeds raised in the recently completed stock offering completed in January 2016 (See Note 1). Net loans outstanding increased $14.1 million, or 6.3%, to $238.1 million at March 31, 2016 from $224.0 million at June 30, 2015. The increase in loans was primarily due to a $10.3 million, or 5.7%, increase in residential real estate loans to $189.3 million at March 31, 2016 from $179.0 million at June 30, 2015. Included in the increase in residential real estate was a purchase of $6.7 million in loans during the nine months ended March 31, 2016. Commercial loans increased $3.7 million, or 110.7%, to $7.0 million at March 31, 2016 from $3.3 million at June 30, 2015. Included in commercial loans was a purchase of $2.4 million in loans during the nine months ended March 31, 2016. With increased loan demand, we have been using excess cash to increase the loan portfolio instead of investing in securities. Other real estate owned decreased $1.1 million, or 36.4%, to $2.0 million at March 31, 2016 from $3.1 million at June 30, 2015.

Allowance for Loan Losses

The table below indicates the relationship between the allowance for loan losses, total loans outstanding and non-performing loans at March 31, 2016 and June 30, 2015. For additional information, see “Comparison of Operating Results for the three and nine months ended March 31, 2016 and 2015 – Provision for Loan Losses.”

	March 31,	June 30,
	2016	2015
	(Dollars in thousands)
Allowance for loan losses	$2,282	$2,175
Total loans	240,426	226,221
Non-performing loans	4,243	5,640
Allowance/total loans	0.95%	0.96%
Allowance/non-performing loans	53.8%	38.6%

One non-performing loan for $1.0 million was transferred from loans to other real estate owned in November 2015 and was subsequently sold in December 2015.

Liabilities

Total liabilities decreased $9.0 million, or 2.1%, to $412.8 million at March 31, 2016 from $421.9 million at June 30, 2015. Total deposits decreased $3.5 million, or 1.0%, to $354.1 million at March 31, 2016 from $357.6 million at June 30, 2015. We experienced an increase in non-interest-bearing deposits of $5.7 million, or 9.6% to $65.6 million at March 31, 2016 compared to $59.9 million at June 30, 2015. Interest-bearing deposits decreased $9.2 million, or 3.1% to $288.5 million at March 31, 2016 compared to $297.8 million at June 30, 2015. Total Federal Home Loan Bank borrowings decreased $4.2 million, or 7.5%, to $52.5 million at March 31, 2016 from $56.7 million at June 30, 2015. Total securities sold under agreements to repurchase decreased $382,000, or 13.7%, to $2.4 million at March 31, 2016 from $2.8 million at June 30, 2015. Mortgagors’ escrow accounts decreased $909,000, or 38.5% to $1.5 million at March 31, 2016 compared to $2.4 million at June 30, 2015.

Stockholders’ Equity

Total stockholders’ equity increased $32.9 million, or 63.7% to $84.7 million at March 31, 2016 from $51.7 million at June 30, 2015. The increase was primarily due to $32.5 million in net proceeds received in the stock offering completed in January 2016 (See Note 1). Dividends paid during the nine months ended March 31, 2016 were $721,000.

Comparison of Operating Results for the Three and Nine Months ended March 31, 2016 and 2015

Net Income

Net income was $302,000, or $0.04 per basic and diluted share, for the three months ended March 31, 2016 compared to a net loss of $309,000, or ($0.04) per basic and diluted share, for the three months ended March 31, 2015. Net income was $730,000, or $0.10 per basic and diluted share, for the nine months ended March 31, 2016 compared to $115,000, or $0.02 per basic and diluted share, for the nine months ended March 31, 2015.

Interest and Dividend Income. Interest and dividend income increased $138,000, or 4.1% to $3.5 million for the three months ended March 31, 2016 compared to $3.3 million for the three months ended March 31, 2015. Specifically, the average balance of interest-earning assets increased $19.3 million, or 4.3% to $467.5 million for the three months ended March 31, 2016 from $448.2 million for the three months ended March 31, 2015. This was partially offset by a decrease in the average yield on interest-earning assets to 2.98% for the three months ended March 31, 2016 from 3.01% for the three months ended March 31, 2015.

Interest income on loans increased $85,000, or 3.7% to $2.4 million for the three months ended March 31, 2016 compared to $2.3 million for the three months ended March 31, 2015. This was primarily due to an increase in average loans outstanding which was partially offset by a decrease in yield. The average balance of loans increased $10.8 million, or 4.8% to $238.8 million for the three months ended March 31, 2016 from $228.0 million for the three months ended March 31, 2015. The yield on average loans decreased seven basis points to 4.06% for the three months ended March 31, 2016 from 4.13% for the three months ended March 31, 2015, due to continued repayments of higher-yielding loans and originating newer loans in a lower interest rate environment.

Interest income on investments increased $53,000, or 5.3% to $1.1 million for the three months ended March 31, 2016 compared to $1.0 million for the three months ended March 31, 2015. This was primarily due to an increase in average investments which was partially offset by a decrease in yield. The average balance of investments increased $7.0 million, or 3.5% to $206.6 million for the three months ended March 31, 2016 from $199.6 million for the three months ended March 31, 2015. The yield on average investments decreased two basis points to 2.01% for the three months ended March 31, 2016 from 2.03% for the three months ended March 31, 2015.

Interest and dividend income decreased by $24,000, or 0.2%, to $10.2 million for the nine months ended March 31, 2016 from $10.3 million for the nine months ended March 31, 2015. The decrease in interest and dividend income reflected the ongoing decrease in average yields on our loan and investment securities portfolios in the current low interest rate environment. Specifically, the average yield on interest-earning assets decreased to 3.01% for the nine months ended March 31, 2016 from 3.07% for the nine months ended March 31, 2015. This was partially offset by an increase in the average balance of interest-earning assets of $7.7 million, or 1.7%.

Interest income on loans decreased by $34,000, or 0.5%, and was $7.2 million for each of the nine months ended March 31, 2016 and 2015. This was primarily due to a decrease in yield which was partially offset by an increase in balances. The yield on average loans decreased six basis points to 4.09% for the nine months ended March 31, 2016 from 4.15% for the nine months ended March 31, 2015, due to continued repayments of higher-yielding loans and originating newer loans in a lower interest rate environment. The average balance of loans increased $1.7 million, or 0.7% to $233.3 million for the nine months ended March 31, 2016 from $231.6 million for the nine months ended March 31, 2015.

Interest income on investments increased by $10,000, or 0.3%, and was $3.1 million for each of the nine months ended March 31, 2016 and March 31, 2015. This was primarily due to an increase in average investments which was partially offset by a decrease in yield. Average investment securities increased by $8.3 million, or 4.1% to $207.8 million for the nine months ended March 31, 2016 from $199.5 million for the nine months ended March 31, 2015. This was partially offset by a decrease in the yield on average investment securities of eight basis points to 1.94% for the nine months ended March 31, 2016 from 2.02% for the nine months ended March 31, 2015.

Interest Expense. Interest expense decreased by $93,000, or 10.5%, to $796,000 for the three months ended March 31, 2016 from $889,000 for the three months ended March 31, 2015. The decrease in interest expense was due to decreases in average interest-bearing liabilities of $23.7 million, or 6.5% to $344.2 million for the three months ended March 31, 2016 compared to $367.9 million for the three months ended March 31, 2015. The cost of interest-bearing liabilities decreased by five basis points to 0.93% for the three months ended March 31, 2016 compared to 0.98% for the three months ended March 31, 2015 and average interest-bearing liabilities.

Interest expense on deposits decreased by $85,000, or 15.8%, to $453,000 for the three months ended March 31, 2016 from $538,000 for the three months ended March 31, 2015. Interest expense on time deposits decreased $58,000, or 14.4%, to $345,000 for the three months ended March 31, 2016 from $403,000 for the three months ended March 31, 2015, due to a decrease in average time deposits of $10.6 million and a decrease in the rate paid on time deposits to 1.24% for the three months ended March 31, 2016 from 1.33% for the three months ended March 31, 2015. Our interest expense on deposits has benefited from a shift in higher-rate time deposits to lower-rate non-maturity accounts. The cost of interest-bearing deposits decreased to 0.63% for the three months ended March 31, 2016 from 0.74% for the three months ended March 31, 2015 reflecting the continued low interest rate environment.

Interest expense on borrowings decreased by $8,000, or 2.3%, to $343,000 for the three months ended March 31, 2016 from $351,000 for the three months ended March 31, 2015. The rate paid on borrowings increased 49 basis points to 2.45% for the three months ended March 31, 2016 from 1.96% for the three months ended March 31, 2015. Average other borrowed money decreased $15.7 million, or 80.7%, to $3.8 million for the three months ended March 31, 2016 from $19.5 million for the three months ended March 31, 2015. This was due to a decrease in certain municipal retail repurchase agreement accounts. The average rate on other borrowed money decreased six basis points to 0.11% for the three months ended March 31, 2016 from 0.17% for the three months ended March 31, 2015. Average Federal Home Loan Bank advances decreased $614,000, or 1.2%, to $52.5 million for the three months ended March 31, 2016 from $53.1 million for the three months ended March 31, 2015. The average rate on Federal Home Loan Bank advances remained unchanged at 2.62% for both the three months ended March 31, 2016 and 2015.

Interest expense decreased by $335,000, or 12.1%, to $2.4 million for the nine months ended March 31, 2016 from $2.8 million for the nine months ended March 31, 2015. The decrease in interest expense reflected both the current low interest rate environment and a decrease in the average balance of interest-bearing liabilities.

Interest expense on deposits decreased by $275,000, or 16.5%, to $1.4 million for the nine months ended March 31, 2016 from $1.7 million for the nine months ended March 31, 2015. Interest expense on time deposits decreased $195,000, or 15.5%, to $1.1 million for the nine months ended March 31, 2016 from $1.3 million for the nine months ended March 31, 2015, due to a decrease in average time deposits of $7.9 million and a decrease in the rate paid on time deposits to 1.22% for the nine months ended March 31, 2016 from 1.35% for the nine months ended March 31, 2015. Interest expense on NOW accounts decreased $46,000, or 15.2%, to $256,000 for the nine months ended March 31, 2016 from $302,000 for the nine months ended March 31, 2015 as the rate paid on NOW accounts decreased seven basis points to 0.39% for the nine months ended March 31, 2016. Our interest expense on interest-bearing deposits has benefited from a shift in higher-rate time deposits to lower-rate non-maturity accounts. The cost of deposits decreased to 0.64% for the nine months ended March 31, 2016 from 0.75% for the nine months ended March 31, 2015 reflecting the continued low interest rate environment.

Interest expense on borrowings decreased by $60,000, or 5.5%, to $1.0 million for the nine months ended March 31, 2016 from $1.1 million for the nine months ended March 31, 2015. The rate paid on interest-bearing borrowings increased 20 basis points to 2.34% for the nine months ended March 31, 2016 from 2.14% for the nine months ended March 31, 2015. Average other borrowed money decreased $9.2 million, or 60.6%, to $6.0 million for the nine months ended March 31, 2016 from $15.2 million for the nine months ended March 31, 2015. This was due to a decrease in certain municipal retail repurchase agreement accounts. The average rate on other borrowed money decreased seven basis points to 0.11% for the nine months ended March 31, 2016. In addition, the average rate paid on Federal Home Loan Bank advances decreased ten basis points to 2.59% for the nine months ended March 31, 2016 from 2.69% for the nine months ended March 31, 2015, as we modified $10.0 million in higher rate advances in October of 2014 with an average rate of 3.17% by borrowing new advances at lower rates.

Net Interest Income. Net interest income increased $231,000, or 9.5%, to $2.7 million for the three months ended March 31, 2016 from $2.4 million for the three months ended March 31, 2015. Our interest rate spread increased to 2.05% for the three months ended March 31, 2016 from 2.03% for the three months ended March 31, 2015 and our net interest-earning assets increased $43.1 million, or 53.6%. Our net interest margin increased to 2.30% for the three months ended March 31, 2016 from 2.21% for the three months ended March 31, 2015.

Net interest income increased $311,000, or 4.2%, to $7.8 million for the nine months ended March 31, 2016 from $7.5 million for the nine months ended March 31, 2015. Our interest rate spread increased to 2.09% for the nine months ended March 31, 2016 from 2.06% for the nine months ended March 31, 2015 and our net interest-earning assets increased $21.3 million, or 26.6%. Our net interest margin increased to 2.30% for the nine months ended March 31, 2016 from 2.24% for the nine months ended March 31, 2015.

Provision for Loan Losses. The provision for loan losses decreased $580,000 compared to the quarter ended March 31, 2015, and no provision for loan losses was recorded for the three months ended March 31, 2016.  The decrease reflects net charge-offs of $23,000 for the three months ended March 31, 2016 compared to $460,000 in net charge-offs for the three months ended March 31, 2015. Total non-performing loans decreased to $4.2 million at March 31, 2016 compared to $5.6 million at June 30, 2015 and $6.0 million at March 31, 2015. The allowance for loan losses was $2.3 million at March 31, 2016 compared to $2.2 million at June 30, 2015.  The ratio of the allowance to total loans outstanding was 0.95% as of March 31, 2016 compared to 0.96% as of June 30, 2015, and the ratio of the allowance to non-performing loans improved to 53.8% as of March 31, 2016 compared to 38.6% as of June 30, 2015.

The provision for loan losses decreased $37,000, 5.7% to $613,000 for the nine months ended March 31, 2016 compared to $650,000 the nine months ended March 31, 2015.  This was primarily due to an decrease in net charge-offs of $280,000 to $506,000 for the nine months ended March 31, 2016 compared to $786,000 in net charge-offs for the nine months ended March 31, 2015. This decrease was partially offset by loan growth during the nine months ended March 31, 2016 of $14.2 million, which contributed to a higher allowance for loan loss.

Non-interest Income. Non-interest income increased $1,000, or 0.2%, to $534,000 for the three months ended March 31, 2016 compared to $533,000 for the three months ended March 31, 2015. This was primarily due to increases in fees for service of $32,000, or 7.9% to $438,000 for the three months ended March 31, 2016 compared to $406,000 for the three months ended March 31, 2015 and net commissions from brokerage services of $14,000, or 93.3% to $29,000 for the three months ended March 31, 2016 compared to $15,000 for the three months ended March 31, 2015. This was partially offset by an increase in other-than-temporary write-downs of investment securities of $45,000, for the three months ended March 31, 2016. The write-downs for the three months ended March 31, 2016 consisted of credit losses on non-agency mortgage-backed securities.

Non-interest income increased $488,000, or 29.6%, to $2.1 million for the nine months ended March 31, 2016 compared to $1.6 million for the nine months ended March 31, 2015. This was primarily due to an increase in gain on sales of other real estate owned of $304,000 to $352,000 for the nine months ended March 31, 2016 compared to $48,000 for the nine months ended March 31, 2015. This increase was primarily due to a net gain on sale of $374,000 on one other real estate owned property sold during the nine months ended March 31, 2016. Other-than-temporary write-downs of investment securities decreased $71,000, or 45.8%, to $84,000 for the nine months ended March 31, 2016 compared to $155,000 for the nine months ended March 31, 2015. The write-downs for the nine months ended March 31, 2016 and 2015 consisted of credit losses on non-agency mortgage-backed securities. Net commissions from brokerage services increased $49,000, or 74.2% to $115,000 for the nine months ended March 31, 2016 from $66,000 for the nine months ended March 31, 2015.

Non-interest Expense. Non-interest expense was flat at $2.8 million for each of the three months ended March 31, 2016 and March 31, 2015. Salaries and employee benefits expense increased by $71,000, or 4.6%, to $1.6 million for the three months ended March 31, 2016 compared to $1.5 million for the three months ended March 31, 2015. Occupancy and equipment expense decreased by $40,000, or 11.5%, to $307,000 for the three months ended March 31, 2016 compared to $347,000 for the three months ended March 31, 2015. All other non-interest expense, consisting primarily of data processing expense, Federal Deposit Insurance Corporation deposit insurance, professional fees and marketing expense decreased by $49,000, or 5.1%, to $906,000 for the three months ended March 31, 2016 from $955,000 for the three months ended March 31, 2015. This was primarily due to a decrease in other real estate owned expense of $127,000. This decrease was due to incurring expense to improve certain oreo properties prior to sale during the three months ended March 31, 2015. This was partially offset by an increase in data processing expense of $35,000.

Non-interest expense was flat at $8.5 million for each of the nine months ended March 31, 2016 and March 31, 2015. Salaries and employee benefits expense increased by $161,000, or 3.5%, to $4.8 million for the nine months ended March 31, 2016 compared to $4.6 million for the nine months ended March 31, 2015. Occupancy and equipment expense decreased by $26,000, or 2.7%, to $920,000 for the nine months ended March 31, 2016 compared to $946,000 for the nine months ended March 31, 2015. All other non-interest expense, consisting primarily of data processing expense, Federal Deposit Insurance Corporation deposit insurance, professional fees and marketing expense decreased by $145,000, or 5.0%, to $2.7 million for the nine months ended March 31, 2016 from $2.9 million for the nine months ended March 31, 2015. This was primarily due to a decreases in other real estate expense of $97,000 and data processing expense of $27,000.

Provision for Income Taxes. Income tax expense increased by $219,000, to $79,000 for the three months ended March 31, 2016 from an income tax benefit of $140,000 for the three months ended March 31, 2015. Pre-tax income increased by $830,000 during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Tax expense is based on a year-to-date basis at a forecasted effective rate. The effective tax rates differed from the statutory tax rate of 34% primarily due to the dividends-received deduction applicable to certain securities in our investment portfolio, tax-exempt municipal income and non-taxable bank-owned life insurance income.

The provision for income taxes increased by $231,000, to $133,000 for the nine months ended March 31, 2016 from an income tax benefit of $98,000 for the nine months ended March 31, 2015. Our effective tax rate was 15.4% for the nine months ended March 31, 2016. Pre-tax income increased by $846,000 during the nine months ended March 31, 2016 compared to the nine months ended March 31, 2015 while certain tax preference items such as certain dividend and bank-owned life insurance income remained flat. The effective tax rates differed from the statutory tax rate of 34% primarily due to the dividends-received deduction applicable to certain securities in our investment portfolio, tax-exempt municipal income and non-taxable bank-owned life insurance income.

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

	For the Three Months Ended March 31,
		2016			2015
	(Dollars in thousands)

	Average	Interest	Yield/	Average	Interest	Yield/
Interest-earning assets:	Balance	Income/Expense	Cost	Balance	Income/Expense	Cost
Investment securities	$206,593	$1,035	2.01%	$199,607	$997	2.03%
Loans	238,818	2,409	4.06%	227,976	2,324	4.13%
Other earning assets	22,111	25	0.45%	20,628	10	0.20%
Total interest-earning assets	467,522	3,469	2.98%	448,211	3,331	3.01%
Non-interest-earning assets	30,357			31,535
Total assets	$497,879			$479,746

Interest-bearing liabilities:
NOW accounts	$84,440	83	0.40%	$88,435	100	0.46%
Savings accounts	72,991	16	0.09%	66,214	22	0.13%
Money market accounts	18,599	9	0.19%	18,146	13	0.29%
Time deposits	111,853	345	1.24%	122,491	403	1.33%
Total interst-bearing deposits	287,883	453	0.63%	295,286	538	0.74%
FHLB advances	52,500	342	2.62%	53,114	343	2.62%
Other borrowed money	3,770	1	0.11%	19,495	8	0.17%
Total other borowed money	56,270	343	2.45%	72,609	351	1.96%
Total interest-bearing liabilities	344,153	796	0.93%	367,895	889	0.98%
Non-interest-bearing demand deposits	74,265			56,492
Other non-interest-bearing liabilities	3,435			3,438
Capital accounts	76,026			51,921
Total liabilities and capital accounts	$497,879			$479,746

Net interest income		$2,673			$2,442
Interest rate spread			2.05%			2.03%
Net interest-earning assets	$123,369			$80,316
Net interest margin			2.30%			2.21%
Average earning assets to average interest-bearing liabilities			135.85%			121.83%

	For the Nine Months Ended March 31,
		2016			2015
	(Dollars in thousands)

	Average	Interest/	Yield/	Average	Interest/	Yield/
Interest-earning assets:	Balance	Dividends	Cost	Balance	Dividends	Cost
Investment securities	$207,786	$3,026	1.94%	$199,530	$3,031	2.02%
Loans	233,298	7,174	4.09%	231,608	7,208	4.15%
Other earning assets	11,214	35	0.42%	13,497	20	0.20%
Total interest-earning assets	452,298	10,235	3.01%	444,635	10,259	3.07%
Non-interest-earning assets	29,832			28,921
Total assets	$482,130			$473,556

Interest-bearing liabilities:
NOW accounts	$86,996	256	0.39%	$87,523	302	0.46%
Savings accounts	70,648	50	0.09%	65,681	69	0.14%
Money market accounts	18,131	26	0.19%	19,042	41	0.29%
Time deposits	115,798	1,062	1.22%	123,685	1,257	1.35%
Total interest-bearing deposits	291,573	1,394	0.64%	295,931	1,669	0.75%
FHLB advances	53,282	1,035	2.59%	53,389	1,079	2.69%
Other borrowed money	5,987	5	0.11%	15,203	21	0.18%
Total other borrowed money	59,269	1,040	2.34%	68,592	1,100	2.14%
Total interest-bearing liabilities	350,842	2,434	0.92%	364,523	2,769	1.01%
Non-interest-bearing demand deposits	69,285			54,908
Other non-interest-bearing liabilities	2,107			2,255
Capital accounts	59,896			51,870
Total liabilities and capital accounts	$482,130			$473,556

Net interest income		$7,801			$7,490
Interest rate spread			2.09%			2.06%
Net interest-earning assets	$101,456			$80,112
Net interest margin			2.30%			2.24%
Average earning assets to average interest-bearing liabilities			128.92%			121.98%

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

	For the Three Months Ended March 31, 2016
	Compared to the Three Months Ended March 31, 2015

	Increase (Decrease) Due to change in
INTEREST INCOME	Rate	Volume	Net
	(In thousands)

Investment securities	$(32)	$70	$38
Loans	(229)	314	85
Other interest-earning assets	14	1	15
TOTAL INTEREST INCOME	(247)	385	138

INTEREST EXPENSE

NOW accounts	(13)	(4)	(17)
Savings accounts	(19)	13	(6)
Money Market accounts	(6)	2	(4)
Time deposits	(26)	(32)	(58)
FHLB advances	1	(2)	(1)
Other borrowed money	(2)	(5)	(7)
TOTAL INTEREST EXPENSE	(65)	(28)	(93)
CHANGE IN NET INTEREST INCOME	$(182)	$413	$231

	For the Nine Months Ended March 31, 2016
	Compared to the Nine Months Ended March 31, 2015
	Increase (Decrease) Due to change in

INTEREST INCOME	Rate	Volume	Net
	(In thousands)

Investment securities	$(171)	$166	$(5)
Loans	(111)	77	(34)
Other interest-earning assets	21	(6)	15
TOTAL INTEREST INCOME	(261)	237	(24)

INTEREST EXPENSE

NOW accounts	(44)	(2)	(46)
Savings accounts	(27)	8	(19)
Money Market accounts	(13)	(2)	(15)
Time deposits	(118)	(77)	(195)
FHLB advances	(42)	(2)	(44)
Other borrowed money	(6)	(10)	(16)
TOTAL INTEREST EXPENSE	(250)	(85)	(335)
CHANGE IN NET INTEREST INCOME	$(11)	$322	$311

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

Net interest income at-risk measures the risk of a decline in earnings due to potential short-term and long- term changes in interest rates. The table below represents an analysis of our IRR as measured by the estimated changes in NII, resulting from an instantaneous and sustained parallel shift in the yield curve (+100 and +200 basis points) at March 31, 2016 and June 30, 2015.

Net Interest Income At-Risk

	Estimated Increase (Decrease)	Estimated Increase (Decrease)
Change in Interest Rates	in NII	in NII
(Basis Points)	March 31, 2016	June 30, 2015

+100	0.90%	-0.18%
+200	-1.68%	-3.50%

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

The tables below set forth, at March 31, 2016, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve based on information produced by an external consultant. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. This data is for Putnam Bank only and does not include any yield curve changes in the assets of PB Bancorp, Inc.

				NPV as a Percentage of Present
				Value of Assets (3)
		Estimated Increase (Decrease) in
Change in		NPV			Increase
Interest Rates	Estimated				(Decrease)
(basis points) (1)	NPV (2)	Amount	Percent	NPV Ratio (4)	(basis points)

+300	$59,765	$(15,691)	-20.79%	13.37%	(214)
+200	$66,429	$(9,027)	-11.96%	14.42%	(109)
+100	$72,182	$(3,274)	-4.34%	15.23%	(29)
0	$75,456	$-	0.00%	15.51%	0
-100	$79,291	$3,834	5.08%	15.92%	41

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV ratio represents NPV divided by the present value of assets.

Liquidity

The term liquidity refers to the ability of the Company and the Bank to meet current and future short-term financial obligations. The Company and the Bank further define liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses. Liquidity management is both a daily and long-term function of business management. The Bank’s primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, and Federal Home Loan Bank of Boston borrowings. The Bank can borrow funds from the Federal Home Loan Bank of Boston based on eligible collateral of loans and securities. The Bank had Federal Home Loan Bank of Boston borrowings as of March 31, 2016 of $52.5 million, with unused borrowing capacity of $55.2 million. The Bank has an internal limit of wholesale borrowings to total assets ratio of 30.0%. As of March 31, 2016, the ratio of wholesale borrowings to total assets was 10.8%.

The Bank’s primary investing activities are the origination of loans and the purchase of investment securities. During the nine months ended March 31, 2016, the Bank’s loan originations net of principal collections were $8.0 million compared to principal collections, net of loan originations of $1.3 million as of March 31, 2015. Purchases of securities totaled $41.0 million and $33.7 million for the nine months ended March 31, 2016 and 2015, respectively. Loan purchases were $9.1 million for the nine months ended March 31, 2016 compared to no loan purchases for the nine months ended March 31, 2015.

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

Certificates of deposit totaled $110.9 million at March 31, 2016. The Bank relies on competitive rates, customer service and long-standing relationships with customers to retain deposits. Based on the Bank’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict with certainty future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

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

At March 31, 2016, the Bank exceeded each of the applicable regulatory capital requirements. Due to our asset size, the Company is not subject to capital requirements. As of March 31, 2016, the most recent notification from the Federal Reserve Bank of Boston, categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized” the Bank must maintain minimum total risk-based, Tier 1and Common Equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the in the following table. There are no conditions or events since that notification that management believes would change our category. The following table shows the Bank’s required minimum capital ratios in order to be considered well-capitalized and the actual capital ratios as of March 31, 2016 and June 30, 2015.

		As of March 31, 2016
		(Dollars in Thousands)

	Required	Actual	Actual
	Ratio	Amount	Ratio
Tier 1 Leverage	5.00%	$59,574	12.19%
Common Equity Tier 1 Capital	6.50%	$59,574	20.88%
Tier 1 Risk-based Capital	8.00%	$59,574	20.88%
Total Capital	10.00%	$61,883	21.69%

		As of June 30, 2015
		(Dollars in Thousands)

	Required	Actual	Actual
	Ratio	Amount	Ratio
Tier 1 Leverage	5.00%	$41,201	8.70%
Common Equity Tier 1 Capital	6.50%	$41,201	14.41%
Tier 1 Risk-based Capital	6.00%	$41,201	14.41%
Total Capital	10.00%	$43,398	15.18%

The net proceeds from the stock offering (See Note 1 and Part II – Other Information) have significantly increased our liquidity and capital resources.  Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including funding loans.  Our financial condition and results of operations will be enhanced by the net proceeds from the stock offering, which will increase our net interest-earning assets and net interest income.  However, due to the increase in equity resulting from the net proceeds raised in the stock offering, as well as other factors associated with the stock offering, our return on equity will be adversely affected following the stock offering.

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

For the nine months ended March 31, 2016, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.	Controls and Procedures

Under the supervision and with the participation of PB Bancorp, Inc.’s management, including its Chief Executive Officer and Chief Financial Officer, PB Bancorp, Inc. evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15(d)-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, PB Bancorp’s disclosure controls and procedures were effective.

There has been no change in PB Bancorp, Inc.’s internal control over financial reporting in connection with the quarterly evaluation that occurred during PB Bancorp, Inc.’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, PB Bancorp, Inc.’s internal control over financial reporting.

Part II. – OTHER INFORMATION

Item 1.	Legal Proceedings – Not applicable

Item 1A.	Risk Factors – Not applicable to smaller reporting companies

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a) Not applicable

b) Not applicable

c) Not applicable

Item 3.	Defaults Upon Senior Securities – Not applicable

Item 4.	Mine Safety Disclosures – Not Applicable

Item 5.	Other Information - Not Applicable

Item 6.	Exhibits

Exhibits
2.1	Plan of Conversion and Reorganization of Putnam Bancorp, MHC, dated September 9, 2015*
31.1	Chief Executive Officer Certification pursuant to 17 CFR 240.13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification pursuant to 17 CFR 240.13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.
101	The following materials from PB Bancorp’s Quarterly Report on Form 10-Q for the three and nine months ended March 31, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

*	Incorporated herein by reference to the exhibits to the Form 8-K filed with the Securities and Exchange Commission on September 9, 2015

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PB BANCORP, INC.
(Registrant)

Date: May 13, 2016	/s/ Thomas A. Borner
Thomas A. Borner
President and Chief Executive Officer

Date: May 13, 2016	/s/ Robert J. Halloran, Jr.
Robert J. Halloran, Jr.
Executive Vice President, Chief Financial Officer and Treasurer