Form 10-K
period 2016-06-30
PB Bancorp, Inc.
filed 2016-09-26
CIK 1652106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-37676

PB Bancorp, Inc.

(Name of Registrant as Specified in its Charter)

Maryland	47-5150586
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
40 Main Street, Putnam, Connecticut	06260
(Address of Principal Executive Office)	(Zip Code)

(860) 928-6501

(Registrant’s Telephone Number including area code)

Securities Registered Under to Section 12(b) of the Act:

Common Stock, par value $0.01 per share

(Title of Class)

The NASDAQ Stock Market LLC

(Name of exchange on which registered)

Securities Registered Under Section 12(g) of the Exchange Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES  ☐  NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of 15(d) of the Act. YES  ☐  NO  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file reports), and (2) has been subject to such requirements for the past 90 days.

  YES  ☒  NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒ No ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐  YES    ☒  NO

The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Common Stock of PSB Holdings, Inc. as of December 31, 2015 ($10.15) was $18.4 million.

As of August 31, 2016, there were 7,880,402 shares outstanding of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

None

PB BANCORP, INC.

FORM 10-K

PART I

ITEM 1.	Business

Forward Looking Statements

This Annual Report on Form 10-K contains certain “forward-looking statements” which may be identified by the use of words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgage and other loans, real estate values, competition, changes in accounting principles, policies, or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing products and services. In addition, see Item 1A. Risk Factors.

PB Bancorp, Inc.

PB Bancorp, Inc. (the “Company”) is a Maryland corporation incorporated in 2015 to be the successor to PSB Holdings, Inc. upon completion of the second step mutual-to-stock conversion (the “Conversion”) of Putnam Bancorp, MHC, (the “MHC”), the top tier mutual holding company of PSB Holdings, Inc. PSB Holdings, Inc. was the former mid-tier holding company for Putnam Bank (the “Bank”). Prior to completion of the Conversion, approximately 57% of the shares of common stock of PSB Holdings, Inc. were owned by the MHC. In conjunction with the Conversion, the MHC and PSB Holdings, Inc. merged into the Company and the Company became its successor under the name PB Bancorp, Inc. The Conversion was completed on January 7, 2016. The Company raised gross proceeds of $33.7 million by selling a total of 4,215,387 shares of common stock at $8.00 per share in the second step offering. Additionally, 317,287 new ESOP shares were issued for a total of 4,532,674 shares sold in the offering. Concurrent with the completion of the stock offering, each share of PSB Holdings, Inc. stock owned by public stockholders (stockholders other than the MHC) was exchanged for 1.1907 shares of Company common stock. A total of 3,347,728 shares of Company common stock were issued in the exchange. The Conversion was accounted for as a capital raising transaction by entities under common control. The historical financial results of the MHC are immaterial to the results of the Company and therefore the net assets of the MHC have been reflected as an increase to stockholders’ equity.

As a result of the Conversion, all share and per share information has been revised to reflect the 1.1907-to-one exchange ratio. Such revised financial information presented in this Form 10-K is derived from the consolidated financial statements of PSB Holdings, Inc. and its subsidiaries.

PB Bancorp, Inc. also owns investment securities valued at $10.5 million as of June 30, 2016. We have not engaged in any significant business activity other than owning the common stock of Putnam Bank and investing in marketable securities. Our executive office is located at 40 Main Street, Putnam, Connecticut 06260, and our telephone number is (860) 928-6501.

Putnam Bank

Putnam Bank was founded in 1862 as a state-chartered mutual savings bank. In December 2014, the Bank converted from a federally-chartered savings bank to a Connecticut-chartered bank that is a member of the Federal Reserve System. The Bank is headquartered at 40 Main Street in Putnam, Connecticut and conducts substantially all of its business from eight full-service banking offices and one loan origination center. Putnam Bank is now a wholly-owned subsidiary of the Company. In addition, the Bank maintains a “Special Needs Limited Branch” and a limited services mobile office. The telephone number at the Bank’s main office is (860) 928-6501.

Available Information

PB Bancorp, Inc. is a public company, and files interim, quarterly and annual reports with the Securities and Exchange Commission. These respective reports are on file and a matter of public record with the Securities and Exchange Commission and may be obtained on the Securities and Exchange Commission’s website (http://www.sec.gov).

Our website address is www.putnambank.com. Information on our website should not be considered a part of this annual report.

General

Our principal business consists of attracting deposits from the general public in the communities where our offices are located, and investing those deposits, together with funds generated from operations, primarily in loans secured by real estate, including one-to-four family residential mortgage loans and commercial real estate loans (including multi-family real estate loans).  To a lesser extent, we originate commercial loans, residential construction loans and consumer loans.  We also invest in investment securities.

Market Area

Our market area has a relatively stable population and household base.  We currently operate out of eight offices, which are located in Windham County and New London County, Connecticut.  Windham County is located in the Northeastern corner of Connecticut and borders both Massachusetts (to the north) and Rhode Island (to the east).  New London County is to the south of Windham County, located in the Southeastern corner of Connecticut.  Putnam is approximately 45 miles from Hartford, Connecticut, 30 miles from Providence, Rhode Island, and 65 miles from Boston, Massachusetts.

According to SNL Financial, from 2010 to 2016, the population of Windham County decreased by 3.1%, while New London County’s population increased 0.7%.  At the same time, the population of the state of Connecticut increased by 0.4%, while the United States’ population increased by 3.8%.  During the same period, the number of households in Windham County declined slightly and was relatively unchanged in New London County and in Connecticut. Comparatively, the number of households increased on a nationwide basis.  In 2016, per capita income and median household income for Windham County equaled $27,855 and $57,369, respectively.  In the same year, per capita income and median household income for New London County equaled $34,681 and $66,791, respectively.  These compare to 2016 per capita income measures for the state of Connecticut and the United States of $39,536 and $30,002, respectively, and 2016 median household income measures for the state of Connecticut and the United States of $70,677 and $55,551, respectively.

Windham County has a diversified mix of industry groups and employment sectors, including services, wholesale/retail trade and healthcare.  According to SNL Financial, these three sectors comprise approximately 70% of the employment base in Windham County.  The same three sectors comprise approximately 73% of the employment base in New London County.

Windham County’s June 2016 unemployment rate of 6.2% was higher than the New London County and Connecticut unemployment rate of 5.9%, which were all higher than the comparable national unemployment rate of 5.1%.  Notably, the unemployment rates for Connecticut, Windham County, and New London County for June 2016 have all increased relative to their June 2015 unemployment rates of 5.6%, 6.2%, and 5.7%, respectively, while the United States unemployment rate for June 2016 was lower relative to its June 2015 unemployment rate of 5.5%.  Our primary market area for deposits includes the communities in which we maintain our main office and our branch office locations.  Our primary lending area is broader than our primary deposit market area and includes all of Windham County, and parts of the adjacent Connecticut Counties of New London and Tolland, as well as the Rhode Island and Massachusetts communities adjacent to Windham County.

Competition

We face intense competition within our market area for deposits and loans. The Town of Putnam and the surrounding area have a high concentration of financial institutions, including large commercial banks, community banks and credit unions. Several large holding companies operate banks in our market area. Many of them are significantly larger than us and, therefore, have greater resources. Additionally, some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. We face additional competition for deposits from money market funds, brokerage firms, insurance companies, mutual funds and other corporate and government securities.

As of June 30, 2015, based on the Federal Deposit Insurance Corporation’s annual Summary of Deposits Report (the most current data available), our market share of Federal Deposit Insurance Corporation-insured deposits represented 18.1% of deposits in Windham County, giving us the third largest market share out of ten financial institutions with offices in that county as of that date, and 1.5% of deposits in New London County, giving us the 11th largest market share out of 15 financial institutions with offices in that county as of that date.

2

 Lending Activities

Historically, our principal lending activity has been the origination of first mortgage loans for the purchase or refinancing of one-to-four family residential real estate. Historically, we have sold the majority of longer-term, fixed-rate loans (other than bi-weekly loans) in the secondary market. However, the additional capital raised in the offering will permit us to retain longer term, fixed-rate loans in our portfolio.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio at the dates indicated.

	At June 30,
	2016		2015		2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Real Estate Loans:
Residential (1)	$197,359	77.36%	$178,989	79.17%	$184,380	78.98%	$187,116	79.29%	$200,148	79.24%
Commercial	45,526	17.84	41,762	18.47	43,887	18.80	43,423	18.40	45,032	17.83
Residential construction	1,756	0.69	1,318	0.58	2,661	1.14	2,775	1.17	3,044	1.20
Commercial	9,799	3.84	3,327	1.47	1,904	0.81	1,980	0.84	3,459	1.37
Consumer and other	691	0.27	701	0.31	627	0.27	707	0.30	898	0.36

Total loans	255,131	100.00%	226,097	100.00%	233,459	100.00%	236,001	100.00%	252,581	100.00%

Unadvanced construction loans	(2,590)		(680)		(1,658)		(1,745)		(1,559)
	252,541		225,417		231,801		234,256		251,022
Net deferred loan costs	1,106		804		705		608		463
Allowance for loan losses	(2,303)		(2,175)		(2,380)		(2,693)		(2,913)

Loans, net	$251,344		$224,046		$230,126		$232,171		$248,572

(1)	Residential real estate loans include one-to-four family mortgage loans, second mortgages, and home equity lines of credit.

Loan Portfolio Maturities and Yields. The following table summarizes the final maturities of our loan portfolio at June 30, 2016. This table does not reflect scheduled principal payments, unscheduled prepayments, or the ability of certain loans to reprice prior to maturity dates. Demand loans, and loans having no stated repayment schedule, are reported as being due in one year or less.

	Residential Real Estate		Commercial Real Estate		Residential Construction		Commercial		Consumer and Other		Total Loans
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending After June 30, 2016
One year or less	$541	4.65%	$708	4.04%	$1,756	3.87%	$411	6.18%	$111	5.96%	$3,527	4.36%
More than one to five years	4,552	4.32	4,750	5.28	-	0.00	1,699	5.66	580	4.52	11,581	4.92
More than five years	192,266	3.82	40,068	5.07	-	0.00	7,689	4.94	-	0.00	240,023	4.06

Total	$197,359	3.83%	$45,526	5.08%	$1,756	3.87%	$9,799	5.12%	$691	4.75%	$255,131	4.10%

The following table sets forth the scheduled repayments of fixed and adjustable rate loans at June 30, 2016 that are contractually due after June 30, 2017.

	Fixed	Adjustable	Total
	(In thousands)
Real Estate Loans:
Residential	$127,290	$69,528	$196,818
Commercial	20,912	23,906	44,818
Commercial	9,007	381	9,388
Consumer and other	580	-	580

Total	$157,789	$93,815	$251,604

At June 30, 2016, the total amount of loans that had fixed interest rates was $160.3 million, and the total amount of loans that had floating or adjustable interest rates was $94.8 million.

Residential Real Estate Loans. Our primary lending activity consists of the origination of one-to-four family residential real estate loans that are primarily secured by properties located in Windham and New London Counties, Connecticut. At June 30, 2016, $197.4 million, or 77.4% of our loan portfolio, consisted of one-to-four family residential real estate loans. At June 30, 2016, our residential real estate loans included $7.2 million of second mortgages and $9.8 million of home equity lines of credit. Generally, one-to-four family residential real estate loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%. We will not make loans with a loan-to-value ratio in excess of 100% for loans secured by single family homes. Fixed rate real estate loans generally are originated for terms of 10 to 30 years. Generally, all fixed rate residential real estate loans are underwritten according to Fannie Mae policies and procedures. Included in the increase in residential real estate were purchases of $14.6 million in loans during the fiscal year ended June 30, 2016.

At June 30, 2016, $68.4 million, or 34.7%, of our residential real estate loans were bi-weekly real estate loans. Bi-weekly real estate loans are loans that require payments to be made every two weeks, thus shortening the duration of the loan. The borrower is required to maintain a deposit account with us for automatic withdrawal of the mortgage payment.

Historically, we have sold the majority of longer-term, fixed-rate loans (other than bi-weekly loans) in the secondary market. However, the additional capital raised in the offering will permit us to retain longer term, fixed-rate loans in our portfolio. We originated $34.3 million of fixed rate one-to-four family residential loans during the year ended June 30, 2016, of which $5.7 million were sold in the secondary market.

We also offer adjustable rate mortgage loans for one-to-four family properties, with an interest rate based on the one-year Constant Maturity Treasury Bill Index, which adjusts annually from the outset of the loan or which adjusts annually after a three-, five-, seven-, or ten-year initial fixed rate period. We originated $8.9 million of adjustable rate one-to-four family residential loans during the year ended June 30, 2016, of which $26,000 was sold in the secondary market. Our adjustable rate mortgage loans generally provide for maximum rate adjustments of 100 basis points per adjustment, with a lifetime maximum adjustment up to 6% above the initial rate, regardless of the initial rate. Our adjustable rate real estate loans amortize over terms of up to 30 years.

Adjustable rate real estate loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks because, as interest rates increase, the monthly or bi-weekly payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the value of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents and, therefore, the effectiveness of adjustable rate real estate loans may be limited during periods of rapidly rising interest rates. At June 30, 2016, $70.0 million, or 35.5%, of our one-to-four family residential loans had adjustable rates of interest.

In an effort to provide financing for moderate income home buyers, we offer Veterans Administration (VA), Federal Housing Administration (FHA), Connecticut Housing Finance Authority (CHFA) and Rural Development loans. These programs offer residential real estate loans to qualified individuals. These loans are offered with fixed rates of interest and terms of up to 30 years. Such loans are secured by one-to-four family residential properties. All of these loans are originated using agency underwriting guidelines. VA, FHA and CHFA loans are closed in the name of Putnam Bank and are immediately sold on a servicing-released basis. All such loans are originated in amounts of up to 100% of the lower of the property’s appraised value or the sale price. Private mortgage insurance is required on all such loans.

All residential real estate loans that we originate include “due-on-sale” clauses, which give us the right to declare a loan immediately due and payable if, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid. Regulations limit the amount that a savings association may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal of the property at the time the loan is originated. All borrowers are required to obtain title insurance. We also require homeowner’s insurance and fire and casualty insurance and, where circumstances warrant, flood insurance, on properties securing real estate loans. At June 30, 2016, our largest residential real estate loan had a principal balance of $1.1 million and was secured by a residence located in our primary market area. At June 30, 2016, this loan was performing in accordance with its original terms.

At June 30, 2016, second mortgages and lines of credit totaled $17.0 million, or 8.7% of our residential real estate loans and 6.7% of total loans. Additionally, at June 30, 2016, the unadvanced amounts of home equity lines of credit totaled $11.0 million. The underwriting standards utilized for second mortgages and home equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. Second mortgages are offered with fixed rates of interest and with terms of up to 15 years. The loan-to-value ratio for a home equity loan is generally limited to 80%. However, we offer special programs to borrowers, who satisfy certain underwriting criteria, with loan-to-value ratios of up to 100%. Our home equity lines of credit have adjustable rates of interest which are indexed to the prime rate, as reported in The Wall Street Journal.

Commercial Real Estate Loans. We originate commercial real estate loans, including multi-family real estate loans. These loans are generally secured by one-to-four family non-owner occupied investment properties, multi-family real estate of 20 units or less, small commercial and industrial owner and non-owner occupied properties, hotels, non-owner occupied condominiums and commercial and industrial vacant land.  The security for these loans is primarily located in our primary market area. At June 30, 2016, commercial mortgage loans totaled $45.5 million, or 17.8% of total loans. Our commercial real estate underwriting policies provide that such real estate loans may be made in amounts of up to 80% of the appraised value of the property provided such loan complies with our current loans-to-one-borrower limit, which at June 30, 2016 was $9.3 million. Our commercial real estate loans may be made with terms of up to five years with 20-year amortization schedules and are offered with interest rates that are fixed or that adjust periodically and are generally indexed to the prime rate as reported in The Wall Street Journal or to Federal Home Loan Bank advance rates. In reaching a decision on whether to make a commercial real estate loan, we consider the net operating income of the property, the borrower’s expertise and credit history, and the profitability of the value of the underlying property. In addition, with respect to commercial real estate rental properties, we will also consider the term of the lease and the quality of the tenants. We generally require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.25x. Environmental surveys are generally required for commercial real estate loans. Generally, multi-family and commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals.

A commercial borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower. We require commercial borrowers to provide annually updated financial statements and federal tax returns. These requirements also apply to all guarantors on commercial loans. We also require borrowers with rental investment property to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable. The largest commercial real estate loan in our portfolio at June 30, 2016 was a $2.5 million loan secured by office buildings located in our primary market area. At June 30, 2016, this loan was performing in accordance with its original terms.

Loans secured by commercial real estate, including multi-family properties, generally involve larger principal amounts and a greater degree of risk than one-to-four family residential real estate loans. Because payments on loans secured by commercial real estate, including multi-family properties, are often dependent on successful operation or management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy.

Residential Construction Loans. We originate construction loans to individuals for the construction and acquisition of personal residences. At June 30, 2016, construction real estate loans totaled $1.8 million, or 0.7%, of total loans. At June 30, 2016, the unadvanced portion of these construction loans totaled $903,000.

Construction loans can be made with a maximum loan-to-value ratio of 95%, provided that the borrower obtains private mortgage insurance on the loan if the loan balance exceeds 80% of the appraised value or sales price, whichever is less, of the secured property. At June 30, 2016, our largest outstanding residential construction real estate loan commitment was for $417,000 with $157,000 outstanding. This loan was performing according to its original terms at June 30, 2016. Construction loans to individuals are generally made on the same terms as our one-to-four family real estate loans.

Construction financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction cost is inaccurate, we may be required to advance funds beyond the amount originally committed in order to protect the value of the property. Additionally, if the estimate of value is inaccurate, we may be confronted with a project, when completed, with a value that is insufficient to assure full payment.

Commercial Loans. At June 30, 2016, we had $9.8 million in commercial business loans, which amounted to 3.8% of total loans. We make such commercial loans primarily in our market area to a variety of professionals, sole proprietorships and small businesses. Commercial lending products include term loans and revolving lines of credit. Such loans are generally used for longer-term working capital purposes such as purchasing equipment or furniture. Commercial loans are made with either adjustable or fixed rates of interest. Variable rates are based on the prime rate, as published in The Wall Street Journal, plus a margin. Fixed rate commercial loans are set at a margin above the comparable Federal Home Loan Bank advance rate. Included in the increase in commercial loans were purchases of $4.1 million in loans during the fiscal year ended June 30, 2016.

When making commercial loans, we consider the financial statements of the borrower, our lending history with the borrower, the debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral. Commercial loans are generally secured by a variety of collateral, primarily accounts receivable, inventory and equipment, and are supported by personal guarantees. Depending on the collateral used to secure the loans, commercial loans are made in amounts of up to 75% of the value of the collateral securing the loan. We generally do not make unsecured commercial loans.

Commercial loans generally have greater credit risk than residential real estate loans. Unlike residential real estate loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans generally are made on the basis of the borrower’s ability to repay the loan from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. Further, any collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We seek to minimize these risks through our underwriting standards. At June 30, 2016, our largest commercial loan was a $1.3 million loan secured by business assets located in our primary market area. This loan was performing according to its original terms at June 30, 2016.

Consumer and Other Loans. We offer a limited range of consumer loans, principally to Putnam Bank customers residing in our primary market area with acceptable credit ratings. Our consumer loans generally consist of loans on new and used automobiles, loans secured by deposit accounts and unsecured personal loans. Consumer loans totaled $691,000, or 0.3% of our total loan portfolio, at June 30, 2016.

Origination, Purchase, Sale and Servicing of Loans. Lending activities are conducted primarily by our loan personnel operating at our eight branch offices and one loan origination center. All loans originated by us are underwritten pursuant to our policies and procedures. We originate both adjustable rate and fixed rate loans. Our ability to originate fixed or adjustable rate loans is dependent upon the relative customer demand for such loans, which is affected by current and expected future levels of market interest rates. Loans purchased during the fiscal year ended June 30, 2016 included $4.1 million in commercial loans and $14.6 million one-to-four family residential loans.

Historically, we have sold the majority of longer-term, fixed-rate loans (other than bi-weekly loans) in the secondary market. However, the additional capital raised in the offering will permit us to retain longer term, fixed-rate loans in our portfolio. The one-to-four family loans that we currently originate for sale include mortgage loans which conform to the underwriting standards specified by Fannie Mae. We also sell all mortgage loans insured by CHFA, FHA, VA and Rural Development. Generally, all one-to-four family loans that we sell are sold pursuant to master commitments negotiated with Fannie Mae. Generally, we sell our loans without recourse. We generally retain the servicing rights on the mortgage loans sold to Fannie Mae, but sell all CHFA, VA, FHA and Rural Development loans on a servicing-released basis.

At June 30, 2016, Putnam Bank was servicing loans in the amount of $27.3 million. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.

During the fiscal year ended June 30, 2016, we originated $43.2 million of one-to-four family loans, of which we retained $37.5 million. We recognize at the time of sale, the cash gain or loss on the sale of the loans based on the difference between the net cash proceeds received and the carrying value of the loans sold.

Loan Approval Procedures and Authority. The board of directors establishes the lending policies and loan approval limits of Putnam Bank. Loan officers generally have the authority to originate real estate loans, consumer loans and commercial loans up to amounts established for each lending officer. Loans in amounts above the individual authorized limits require the approval of Putnam Bank’s Credit Committee. The Credit Committee is authorized to approve all one- to four family real estate loans, commercial real estate loans, commercial loans and secured consumer loans in amounts up to $500,000. All loans of $500,000 or greater must receive the approval of Putnam Bank’s board of directors.

The board of directors annually approves independent appraisers used by Putnam Bank. For larger loans, we may require an environmental site assessment to be performed by an independent professional for all non-residential real estate loans. It is our policy to require hazard insurance on all real estate loans.

Loan Origination Fees and Other Income. In addition to interest earned on loans, Putnam Bank receives loan origination fees. Such fees and costs vary with the volume and type of loans and commitments made and purchased, principal repayments, and competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money.

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is generally limited, by regulation, to 15% of our stated capital and reserves. At June 30, 2016, our regulatory limit on loans to one borrower was $9.3 million. At that date, the largest aggregate amount loaned by Putnam Bank to one borrower was $5.0 million, consisting of commercial loans. The loans comprising this lending relationship were performing in accordance with their original terms as of June 30, 2016.

Delinquencies and Classified Assets

Collection Procedures A computer-generated delinquency notice is mailed monthly to all delinquent borrowers, advising them of the amount of their delinquency. When a loan becomes 60 days delinquent, Putnam Bank sends a letter advising the borrower of the delinquency. The borrower is given 30 days to pay the delinquent payments or to contact Putnam Bank to make arrangements to bring the loan current over a longer period of time. If the borrower fails to bring the loan current in 30 days or to make arrangements to cure the delinquency over a longer period of time, the matter is referred to legal counsel and foreclosure proceedings are started. We may consider forbearance in cases of a temporary loss of income if a plan is presented by the borrower to cure the delinquency in a reasonable period of time after his or her income resumes.

Loans Past Due and Non-Performing Assets.  Loans are reviewed on a regular basis.  Management determines that a loan is impaired or non-performing when it is probable at least a portion of the loan will not be collected in accordance with the original terms due to a deterioration in the financial condition of the borrower or the value of the underlying collateral, if the loan is collateral dependent.  When a loan is determined to be impaired, the measurement of the loan in the allowance for loan losses is based on present value of expected future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Non-accrual loans are loans in which collectability is questionable and therefore interest on such loans will no longer be recognized on an accrual basis. All loans that become 90 days or more delinquent are placed on non-accrual status unless the loan is well secured and in the process of collection. When loans are placed on non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received on a cash basis or cost recovery method.  At June 30, 2016, we had non-performing loans of $4.3 million and a ratio of non-performing loans to total loans of 1.69%.

Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned (“OREO”) until such time as it is sold.  When real estate is acquired through foreclosure or by deed in lieu of foreclosure, it is recorded at its fair value, less estimated costs of disposal.  If the value of the property is less than the loan, less any related specific loan loss provisions, the difference is charged against the allowance for loan losses.  Any subsequent write-down of OREO is charged against earnings.  At June 30, 2016, we had OREO of $1.9 million. Other real estate owned is included in non-performing assets.

A loan is classified as a troubled debt restructuring if, for economic or legal reasons related to the borrower’s financial difficulties, we grant a concession to the borrower that we would not otherwise consider. This usually includes a modification of loan terms, such as a reduction of the interest rate to below market terms, capitalizing past due interest or extending the maturity date and possibly a partial forgiveness of debt. Interest income on restructured loans is accrued after the borrower demonstrates the ability to pay under the restructured terms through a sustained period of repayment performance, which is generally six consecutive months.

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. A loan classified in the table below as “non-accrual” does not necessarily mean that such loan is or has been delinquent. Once a loan is delinquent 90 days or more or the borrower or collateral securing the loan experiences an event that makes collectability doubtful, the loan is placed on “non-accrual” status. Our policies require six consecutive months of contractual payments in order for the loan to be removed from non-accrual status.

	Loans Delinquent For
	60-89 Days Past Due		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At June 30, 2016
Residential real estate	-	$-	6	$437	6	$437
Commercial real estate	-	-	1	62	1	62
Total	-	$-	7	$499	7	$499

At June 30, 2015
Residential real estate	2	$193	3	$755	5	$948
Commercial real estate	-	-	7	2,316	7	2,316
Total	2	$193	10	$3,071	12	$3,264

At June 30, 2014
Residential real estate	4	$571	6	$1,497	10	$2,068
Commercial real estate	2	383	6	2,208	8	2,591
Total	6	$954	12	$3,705	18	$4,659

At June 30, 2013
Residential real estate	3	$195	10	$1,844	13	$2,039
Commercial real estate	-	-	17	2,876	17	2,876
Total	3	$195	27	$4,720	30	$4,915

At June 30, 2012
Residential real estate	2	$162	5	$940	7	$1,102
Commercial real estate	-	-	5	1,573	5	1,573
Residential construction	-	-	1	424	1	424
Total	2	$162	11	$2,937	13	$3,099

(1)	The gross interest income that would have been reported if the non-accrual loans had performed in accordance with their original terms was $248,000 for the year ended June 30, 2016. Actual income recognized on these loans was $67,000 for the year ended June 30, 2016.
(2)	The gross interest income that would have been reported if the troubled debt restructurings had performed in accordance with their original terms was $169,000 for the year ended June 30, 2016. Actual income recognized on these loans was $31,000 for the year ended June 30, 2016.

Total non-performing assets decreased $2.6 million to $6.2 million at June 30, 2016 from $8.8 million at June 30, 2015. Non-performing assets as of June 30, 2016 consisted of $1.9 million of other real estate owned, which reflects the repossession of a five-lot residential development project at a carrying value of $197,000, a one-to-four family condominium unit at a carrying value of $156,000, non-owner occupied commercial real estate with a carrying value of $399,000, a commercial building at a carrying value of $81,000, commercial land with a carrying value of $418,000, three lots in a recreational park at a value of $87,000, and 202.5 acres of land with a carrying value of $557,000. Also included in non-performing assets at June 30 2016 was $4.3 million in non-performing loans. These loans consisted of 26 residential loans totaling $3.4 million, six commercial real estate loans totaling $876,000, one commercial loan for $16,000 and one consumer loan for $1,000. Non-performing assets as of June 30, 2015 consisted of $3.2 million of other real estate owned, which reflects the repossession of a five-lot residential development project at a carrying value of $197,000, a commercial building at a carrying value of $112,000, three lots in a recreational park at a value of $139,000, a single family home with a carrying value of $495,000, a single family condominium with a carrying value of $71,000, a single family home with a carrying value of $51,000, a single family home with a carrying value of $374,000, a commercial building with a carrying value of $1.1 million and 202.5 acres of land with a carrying value of $599,000. Also included in non-performing assets at June 30 2015 was $5.6 million in non-performing loans. These loans consisted of 18 residential loans totaling $2.7 million, 11 commercial real estate loans totaling $2.9 million, one commercial loan for $22,000 and one consumer loan for $1,000.

Management is focused on working with borrowers and guarantors to resolve non-performing loans by restructuring or liquidating assets when prudent. We review the strength of the guarantors; require face to face discussions and offer restructuring suggestions that provide the borrowers with short-term relief and exit strategies. Overall, we expect to see improvement as solutions are identified and executed. We obtain a current appraisal on all real estate secured loans that are 180 days or more past due if the appraisal in our file is older than one year. If the determination is made that there is the potential for collateral shortfall, an allocated reserve will be assigned to the loan for the expected deficiency. It is our policy to charge off or write down loans or other assets when, in the opinion of the Credit Committee and loan review, the ultimate amount recoverable is less than the book value, or the collection of the amount is expected to be unduly prolonged. The level of non-performing assets is expected to fluctuate in response to changing economic and market conditions, and the relative sizes of the respective loan portfolios, along with management’s degree of success in resolving problem assets. Management takes a proactive approach with respect to the identification and resolution of problem loans

The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For
	60-89 Days Past Due		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At June 30, 2016
Residential real estate	-	$-	6	$437	6	$437
Commercial real estate	-	-	1	62	1	62
Total	-	$-	7	$499	7	$499

At June 30, 2015
Residential real estate	2	$193	3	$755	5	$948
Commercial real estate	-	-	7	2,316	7	2,316
Total	2	$193	10	$3,071	12	$3,264

At June 30, 2014
Residential real estate	4	$571	6	$1,497	10	$2,068
Commercial real estate	2	383	6	2,208	8	2,591
Total	6	$954	12	$3,705	18	$4,659

At June 30, 2013
Residential real estate	3	$195	10	$1,844	13	$2,039
Commercial real estate	-	-	17	2,876	17	2,876
Total	3	$195	27	$4,720	30	$4,915

At June 30, 2012
Residential real estate	2	$162	5	$940	7	$1,102
Commercial real estate	-	-	5	1,573	5	1,573
Residential construction	-	-	1	424	1	424
Total	2	$162	11	$2,937	13	$3,099

Classified Assets. Applicable banking regulations and our internal policies require that management utilize an internal asset classification system to monitor and evaluate the credit risk inherent in its loan portfolio. We currently classify problem and potential problem assets as “substandard”, “doubtful”, “loss” or “special mention.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, questionable, and there is a high probability of loss. Assets classified as “loss” are those considered uncollectible and of such little value that their continuance as loans is not warranted. In addition, assets that do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories but possess credit deficiencies or potential weaknesses are required to be designated “special mention.”

An insured institution is required to establish general allowances for loan losses in an amount deemed prudent by management for loans classified substandard or doubtful, as well as for other potential problem loans. General allowances represent loss allowances which have been established to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss”, it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount. Our determination as to the classification of its assets and the amount of its valuation allowances is subject to review by our banking regulators, who can order the establishment of additional general or specific loss allowances.

On the basis of management’s review of our assets, at June 30, 2016 we classified $9.2 million of our loans as substandard and $63,000 as doubtful. Of these loans, $4.3 million were considered non-performing and included in the table of non-performing assets. At June 30, 2016, $1.1 million of our loans were designated as special mention, and none of our assets were classified as loss.

The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

Allowance for Loan Losses

Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in our loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. We identify and establish specific loss allowances on impaired loans, establish general valuation allowances on the remainder of our loan portfolio and establish an unallocated portion to reflect losses resulting from the inherent imprecision involved in the loss analysis process. Once a loan becomes delinquent or otherwise identified as impaired, we may establish a specific loan loss allowance based on a review of among other things, expected cash flows, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions and delinquency trends. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. The portions of loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary based on changing economic conditions. The allowance for loan losses as of June 30, 2016 was maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

In addition, the Federal Reserve Board and the Connecticut Department of Banking, as an integral part of their examination process, periodically review our allowance for loan losses. These agencies may require that we recognize additions to the allowance based on their judgment of information available to them at the time of examination.

The following table sets forth activity in our allowance for loan losses for the years indicated.

	Year Ended June 30,
	2016	2015	2014	2013	2012
	(Dollars in thousands)

Balance at beginning of year	$2,175	$2,380	$2,693	$2,913	$3,072
Provision for loan losses	663	535	55	770	1,152
Charge-offs:
Residential real estate	(102)	(98)	(200)	(307)	(364)
Commercial real estate	(625)	(879)	(199)	(806)	(928)
Residential construction	-	-	-	(9)	-
Commercial	-	-	-	-	-
Consumer and other	(45)	(44)	(52)	(56)	(60)
Total charge-offs	(772)	(1,021)	(451)	(1,178)	(1,352)
Recoveries:
Residential real estate	44	45	37	77	7
Commercial real estate	165	211	-	84	-
Residential construction	-	-	5	5	-
Commercial	12	12	14	4	11
Consumer and other	16	13	27	18	23
Total recoveries	237	281	83	188	41
Net charge-offs	(535)	(740)	(368)	(990)	(1,311)
Balance at end of year	$2,303	$2,175	$2,380	$2,693	$2,913

Allocation of Allowance for Loan Losses. The following table sets forth the allowance for loan losses allocated by loan category, the percent of the allowance for a category to the total allowance, and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each loan category is not necessarily indicative of future losses in any particular category.

	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)

At June 30, 2016
Residential real estate (1)	$1,177	51.11%	78.05%
Commercial loans (2)	1,045	45.37	21.68
Consumer and other	20	0.87	0.27
Unallocated	61	2.65	-
Total allowance for loan losses	$2,303	100.00%	100.00%

At June 30, 2015
Residential real estate (1)	$1,096	50.39%	79.75%
Commercial loans (2)	947	43.54	19.94
Consumer and other	26	1.20	0.31
Unallocated	106	4.87	-
Total allowance for loan losses	$2,175	100.00%	100.00%

At June 30, 2014
Residential real estate (1)	$1,292	54.29%	80.12%
Commercial loans (2)	919	38.61	19.61
Consumer and other	24	1.01	0.27
Unallocated	145	6.09	-
Total allowance for loan losses	$2,380	100.00%	100.00%

At June 30, 2013
Residential real estate (1)	$1,223	45.41%	80.46%
Commercial loans (2)	1,332	49.46	19.24
Consumer and other	36	1.34	0.30
Unallocated	102	3.79	-
Total allowance for loan losses	$2,693	100.00%	100.00%

At June 30, 2012
Residential real estate (1)	$1,505	51.67%	80.43%
Commercial loans (2)	1,364	46.82	19.21
Consumer and other	37	1.27	0.36
Unallocated	7	0.24	-
Total allowance for loan losses	$2,913	100.00%	100.00%

(1)	Residential real estate loans include one-to-four family mortgage loans, residential construction loans, second mortgages and home equity lines of credit.
(2)	Commercial loans include commercial real estate loans and commercial loans.

Each quarter, management evaluates the total balance of the allowance for loan losses based on several factors, some of which are not loan specific but are reflective of the inherent losses in the loan portfolio. This process includes, but is not limited to, a periodic review of loan collectability in light of historical experience, the nature and volume of loan activity, conditions that may affect the ability of the borrower to repay, underlying value of collateral, if applicable, and economic conditions in our immediate market area. First, we group loans by delinquency status. All loans 90 days or more delinquent are generally evaluated individually along with other impaired loans, based primarily on the present value of expected future cash flows or the value of the collateral securing the loan. Specific loss allowances are established as required by this analysis. All loans which are not individually evaluated are segregated by type or loan grade and a loss allowance is established by using loss experience data and management’s judgment concerning other matters it considers significant. The allowance is allocated to each category of loan based on the results of the above analysis. Differences between the allocated balances and recorded allowances are reflected as unallocated to absorb losses resulting from the inherent imprecision involved in the loss analysis process.

This analysis process is inherently subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe that we have established the allowance at levels to absorb probable and estimable losses, future additions may be necessary if economic or other conditions in the future differ from the current environment.

Investment Activities

Putnam Bank’s Executive Committee is responsible for implementing Putnam Bank’s Investment Policy. The Investment Policy is reviewed annually and any changes to the policy are recommended to, and subject to, the approval of our board of directors. The Executive Committee is comprised of our Chairman, President, Executive Vice President and one rotating director. Authority to make investments under the approved Investment Policy guidelines is delegated by the Executive Committee to appropriate officers. While general investment strategies are developed and authorized by the Asset/Liability Committee, the execution of specific actions rests with the Chief Executive Officer or Executive Vice President who may act jointly or severally as Putnam Bank’s Investment Officer. The Investment Officer is responsible for ensuring that the guidelines and requirements included in the Investment Policy are followed and that all securities are considered prudent for investment. The Investment Officer is authorized to execute investment transactions (purchases and sales) up to $5 million per transaction without the prior approval of the Executive Committee and within the scope of the established investment policy. Each transaction in excess of established limits must receive prior approval of the Executive Committee.

In addition, Putnam Bank utilizes the services of an independent investment advisor to assist in managing the investment portfolio. The investment advisor is responsible for maintaining current information regarding securities dealers with whom they are conducting business on our behalf. A list of appropriate dealers is provided annually to the board of directors for approval and authorization prior to execution of trades. The investment advisor, through its assigned portfolio manager, must contact our President or Treasurer to review all investment recommendations and transactions and receive approval from the President or Treasurer prior to execution of any transaction that might be transacted on our behalf. Upon receipt of approval, the investment advisor, or its assigned portfolio manager, is authorized to conduct all investment business on our behalf.

Our Investment Policy requires that all securities transactions be conducted in a safe and sound manner. Investment decisions must be based upon a thorough analysis of each security instrument to determine its quality, inherent risks, fit within our overall asset/liability management objectives, effect on our risk-based capital measurement and prospects for yield and/or appreciation.

The investment policy is consistent with our overall business and asset/liability management strategy, which focuses on sustaining adequate levels of core earnings. During the fiscal year ended June 30, 2016, we recognized other-than-temporary write-downs of $84,000 on non-agency mortgage-backed securities.

U.S. Government and government-sponsored securities. At June 30, 2016, our U.S. Government and government-sponsored securities portfolio classified as available-for-sale totaled $5.3 million, or 2.5% of total securities. At June 30, 2016, our U.S. Government and government-sponsored securities portfolio classified as held-to-maturity totaled $14.7 million, or 6.8% of total securities. While U.S. Government and government-sponsored securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes, as collateral for borrowings and prepayment protection.

Corporate Bonds. At June 30, 2016, we had five investments in corporate single-issuer trust preferred securities (TRUPs) with a total book value of $6.0 million and total fair value of $5.0 million, or 2.3% of total securities, all of which were classified as available-for-sale. The single-issuer trust preferred investments are evaluated for other-than-temporary impairment by performing a present value of cash flows each quarter. None of the issuers have deferred interest payments or announced the intention to defer interest payments. We believe the decline in fair value is related to the spread over three-month LIBOR, on which the quarterly interest payments are based, as the spread over LIBOR being received is significantly lower than current market spreads. Management concluded the impairment of these investments was considered temporary and asserts that we do not have the intent to sell these investments and that it is more likely than not it will not have to sell the investments before recovery of their cost basis which may be at maturity.

Although corporate bonds may offer higher yields than U.S. Treasury or agency securities of comparable duration, corporate bonds also have a higher risk of default due to possible adverse changes in the creditworthiness of the issuer. In order to mitigate this risk, our investment policy requires that corporate debt obligations be rated investment grade or better by a nationally recognized rating agency. If the bond rating goes below investment grade, then the investment is placed on an investment “watch report” and is monitored by our Investment Officer. The investment is then reviewed quarterly by our board of directors where a determination is made to hold or dispose of the investment.

Mortgage-Backed Securities. We purchase mortgage-backed securities insured or guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae. We invest in mortgage-backed securities to achieve positive interest rate spreads with minimal administrative expense, and lower our credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae and Ginnie Mae. We also invest in collateralized mortgage obligations (CMOs or non-agency mortgage-backed securities), also insured or issued by Freddie Mac, Fannie Mae and Ginnie Mae, or private issuers such as Washington Mutual and Countrywide Home Loans. All private issuer CMOs were rated AAA at time of purchase.

Mortgage-backed securities are created by the pooling of mortgages and the issuance of a security with an interest rate that is less than the interest rates on the underlying mortgages. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although we focus our investments on mortgage-backed securities backed by one-to-four family mortgages. The issuers of such securities (generally U.S. government agencies and government-sponsored enterprises, including Fannie Mae, Freddie Mac and Ginnie Mae) pool and resell the participation interests in the form of securities to investors such as Putnam Bank, and guarantee the payment of principal and interest to investors. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. However, mortgage-backed securities are usually more liquid than individual mortgage loans and may be used to collateralize our specific liabilities and obligations.

CMOs are a type of mortgage-backed security issued by a special purpose entity that aggregates pools of mortgage-backed securities and creates different classes of CMO securities with varying maturities and amortization schedules as well as a residual interest, with each class, or “tranche,” possessing different risk characteristics. A particular tranche of CMOs may, therefore, carry prepayment risk that differs from that of both the underlying collateral and other tranches. We purchase CMO tranches in an attempt to moderate reinvestment risk associated with mortgage-backed securities resulting from unexpected prepayment activities.

At June 30, 2016, mortgage-backed securities and CMOs classified as available-for-sale totaled $50.2 million, or 23.4% of total securities. At June 30, 2016, mortgage-backed securities and CMOs classified as held-to-maturity totaled $129.2 million, or 60.2% of total securities. At June 30, 2016, 65.8% of the mortgage-backed securities were backed by adjustable rate loans and 34.2% were backed by fixed rate mortgage loans. The mortgage-backed securities portfolio had a weighted average yield of 2.53% at June 30, 2016. Investments in mortgage-backed securities involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or if such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates.

State agency and municipal obligations. At June 30, 2016, our State agency and municipal obligations portfolio classified as held-to-maturity totaled $457,000, or 0.2% of total securities.

Marketable Equity Securities. At June 30, 2016, our equity securities portfolio totaled $10.0 million, or 4.6% of total securities, all of which were classified as available-for-sale. At June 30, 2016, the portfolio consisted of auction-rate trust preferred securities (“ARP”). Auction-rate trust preferred securities are a floating rate preferred stock, on which the dividend rate generally resets every 90 days based on an auction process to reflect the yield demand for the instruments by potential purchasers. At June 30, 2016, our investments in auction-rate trust preferred securities consisted of investments in three corporate issuers. We originally purchased these securities because they represented highly liquid, tax-preferred investments secured, in most cases, by preferred stock issued or guaranteed by high quality, investment grade companies, generally other financial institutions (“collateral preferred shares”). The ARP shares, or certificates, we purchased are Class A certificates, which, among other rights, entitles the holder to priority claim on dividends paid into the trust holding the preferred shares.

In most cases, the trusts which issued the ARP certificates own various callable preferred shares of stock by a single entity. In addition to the call dates for redemption established by the collateral preferred shares, each trust has a maturity date upon which the trust itself will terminate. The value of the remaining collateral preferred shares is not guaranteed, and may be more or less than the stated par value of the collateral preferred shares, and is dependent on the market value of those collateral preferred shares on the date of the trust’s maturity.

The certificates issued by the trusts previously traded in an active, open auction market, with each individual trust establishing the frequency of its auctions, typically every 90 days (the “reset date”). The results of an auction would be the exchange of certificates, at par, between participants entering or exiting the market, and resetting of the yield to be earned by holders of the Class A certificates as well as the holders of other classes of trust certificates.

Beginning in February 2008, auctions for these securities began to fail when investors declined to bid on the securities. Five of the largest investment banks that made a market in these securities (Merrill Lynch, Citigroup, USB, AG and Morgan Stanley) declined to act as bidders of last resort, as they had in the past. The auction failures did not result in the loss of any principal value to the certificate holders, but prevented many sellers from exiting, or redeeming, their certificates at the reset date. These unsuccessful sellers were required to continue to hold the certificates until the next scheduled reset date. To compensate these unsuccessful sellers, the failed auctions triggered a penalty-rate feature which provided that owners of the Class A certificates were entitled to a higher portion of the dividends, and thus a higher yield, on the Class A certificates.

During this time, we attempted to divest the ARPs, but were prevented from doing so due to the continued failure of the auction market. We continued to carry our investments at par value, despite the increased liquidity risk, because the credit strength of the issuers of the collateral preferred shares remained high, and the yield remained above-market.

The turmoil in the financial markets caused the value of the underlying collateral preferred shares to decline dramatically. Market values for the ARPs from Merrill Lynch, our safekeeping agent, also declined, and we recorded a temporary impairment adjustment to the carrying value of the ARPs, which are classified as available-for-sale. A temporary impairment reduces the carrying value of the investment security with an offsetting reduction in our capital accounts.

We had difficulty identifying market prices of comparable instruments for ARPs due to the inactive market. As a result, during the quarter ended June 30, 2009, we modified our methodology for determining the fair value of the ARPs classified as Level 3, and used the quoted market values of the underlying collateral preferred shares, adjusted for the higher yield we earned through the Class A certificates compared with the nominal rate available to a direct owner of the collateral preferred shares. We continued to record a temporary impairment adjustment on the ARPs, primarily due to the depressed market values of the underlying collateral preferred shares.

During 2009, we concluded that the market value of the underlying collateral preferred shares did not represent orderly transactions and adopted the use of a discounted cash flow model to determine if there was any other-than-temporary impairment of its investments in the ARPs. The resulting discounted cash flow for each ARP classified as Level 3 showed no other-than-temporary impairment in the fair value of the securities.

We have the ability and intent to hold these securities for the time necessary to collect the expected cash flows.

The table below includes information on the various issuers of Auction Rate Preferred securities we own as of June 30, 2016:

Issuer	Goldman Sachs	Merrill Lynch	Bank of America
Par amount	$3,000,000	$5,000,000	$2,000,000
Book Value	$3,000,000	$5,000,000	$2,000,000
Purchase Date	12-12-07	09-04-07	11-20-07
Maturity Date	08-23-26	05-28-27	08-17-47
Next Reset Date	08-20-16	08-26-16	08-16-16
Reset Frequency	Quarterly	Quarterly	Quarterly
Failed Auction	Yes	Yes	Yes
Receiving Default Rates	Yes	Yes	Yes
Current Rate	4.64%	4.55%	4.67%
Dividends Current	Yes	Yes	Yes

Our entire auction rate preferred securities holdings as of June 30, 2016 had failed auctions for the past fiscal year.

Securities Portfolio Composition. The following tables set forth the composition of our securities portfolio, excluding Federal Home Loan Bank stock, at the dates indicated,

	At June 30,
	2016		2015		2014
	Carrying	Percent	Carrying	Percent	Carrying	Percent
	Value	of Total	Value	of Total	Value	of Total
	(Dollars in thousands)
Securities, available-for-sale:
U.S. Government and government-sponsored securities	$5,285	2.5%	$991	0.5%	$976	0.5%
Corporate bonds and other securities	4,975	2.3	5,204	2.5	5,163	2.7
U.S. Government-sponsored and guaranteed mortgage-backed securities	45,724	21.3	23,602	11.2	25,262	13.3
Non-agency mortgage-backed securities	4,452	2.1	5,860	2.8	6,680	3.5
Equity securities	10,000	4.6	10,000	4.8	10,000	5.3
Total securities, available-for-sale	70,436	32.8	45,657	21.8	48,081	25.3
Securities, held-to-maturity:
U.S. Government and government-sponsored securities	14,689	6.8	10,199	4.8	10,191	5.3
State agency and municipal obligations	457	0.2
U.S. Government-sponsored and guaranteed mortgage-backed securities	129,197	60.2	153,897	73.4	131,985	69.4
Total securities, held-to-maturity	144,343	67.2	164,096	78.2	142,176	74.7

Total securities	$214,779	100.0%	$209,753	100.0%	$190,257	100.0%

At June 30, 2016, we had no investments in a single company or entity (other than the U.S. Government or an agency of the U.S. Government) that had an aggregate book value in excess of 10% or more of total stockholders’ equity.

The following table sets forth the amortized cost and estimated fair value of securities of issuers (other than direct obligations of the U.S. Government) as of June 30, 2016, that exceeded 10% of our total equity as of that date.

	At June 30, 2016
	Amortized	Estimated
	Cost	Fair Value
	(in thousands)

Fannie Mae	$72,207	$73,735

Freddie Mac	$55,585	$56,717

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at June 30, 2016 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State agency and municipal obligations as well as common and preferred stock yields have not been adjusted to a tax-equivalent basis. Certain mortgage-backed securities have interest rates that are adjustable and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. At June 30, 2016, mortgage-backed securities with adjustable rates totaled $118.0 million. At June 30, 2016, we held no securities that mature in one year or less.

	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
	(Dollars in thousands)
Securities available-for-sale:
U.S. Government and government-sponsored securities	$1,004	$-	$4,281	$5,285
Corporate debt securities	-	-	4,975	4,975
U.S. Government-sponsored and guaranteed mortgage-backed securities	175	10,717	34,832	45,724
Non-agency mortgage-backed securities	-	-	4,452	4,452
Total debt securities	1,179	10,717	48,540	60,436
Equity securities	-	-	10,000	10,000	(1)

Total securities available-for-sale	1,179	10,717	58,540	70,436

Securities held-to-maturity:
U.S. Government and government-sponsored securities	9,208	-	5,481	14,689
State agency and municipal obligations	-	457	-	457
U.S. Government-sponsored and guaranteed mortgage-backed securities	-	3,050	126,147	129,197
Total securities held to maturity	9,208	3,507	131,628	144,343

Total securities	$10,387	$14,224	$190,168	$214,779
Weighted average yield	1.67%	2.66%	2.61%	2.57%

(1)	Equity securities consist of ARPs with stated maturity dates.

Sources of Funds

General. Deposits have traditionally been our primary source of funds for use in lending and investment activities. In addition to deposits, funds are derived from scheduled loan payments, investment maturities, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition. Borrowings from the Federal Home Loan Bank of Boston and brokered certificates of deposit may be used to compensate for reductions in deposits and to fund loan growth.

Deposits. A majority of our depositors are persons who work or reside in Windham County and New London County, Connecticut. We offer a selection of deposit instruments, including checking, savings, money market deposit accounts, negotiable order of withdrawal (NOW) accounts and fixed-term certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate.

Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals. To attract and retain deposits, we rely upon personalized customer service, long-standing relationships and competitive interest rates.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts that we offer allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on historical experience, management believes our deposits are relatively stable. However, the ability to attract and maintain money market accounts and certificates of deposit, and the rates paid on these deposits, have been and will continue to be significantly affected by market conditions. At June 30, 2016, $111.1 million, or 31.2%, of our deposit accounts were certificates of deposit, of which $50.6 million had maturities of one year or less.

The following table sets forth the average distribution of total deposit accounts, by account type, for the years indicated.

	Years June 30,
	2016			2015			2014
			Weighted			Weighted			Weighted
	Average		Average	Average		Average	Average		Average
	Balance	Percent	Rate	Balance	Percent	Rate	Balance	Percent	Rate
	(Dollars in thousands)

Demand deposits	$69,029	19.23%	-%	$55,869	15.84%	-%	$48,114	14.14%	-%
NOW accounts	86,574	24.11	0.41	88,418	25.08	0.39	88,824	26.10	0.51
Regular savings	70,666	19.68	0.09	66,895	18.97	0.10	60,847	17.88	0.15
Money market accounts	18,143	5.05	0.19	18,623	5.28	0.19	16,469	4.84	0.38
Club accounts	209	0.06	0.05	206	0.06	0.06	198	0.06	0.10
	244,621	68.13	0.19	230,011	65.23	0.19	214,452	63.02	0.28
Certificates of deposit	114,454	31.87	1.23	122,626	34.77	1.25	125,822	36.98	1.40
Total	$359,075	100.00%	0.52%	$352,637	100.00%	0.57%	$340,274	100.00%	0.70%

As of June 30, 2016, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $250,000 was $12.6 million. The following table sets forth the maturity of those certificates as of June 30, 2016, in thousands.

Three months or less	$1,557
Over three through six months	1,174
Over six months through one year	934
Over one year through three years	6,287
Over three years	2,652
Total	$12,604

Borrowings. Our borrowings consist of advances from, and a line of credit with, the Federal Home Loan Bank of Boston (“FHLB”), and securities sold under agreements to repurchase. At June 30, 2016, we had an available line of credit with the Federal Home Loan Bank of Boston in the amount of $2.4 million and access to additional Federal Home Loan Bank advances of up to $53.2 million. We also have an available line of credit with Bankers Bank Northeast in the amount of $4.0 million. There were no amounts advanced on these lines as of June 30, 2016. At June 30, 2016, retail securities sold under agreements to repurchase were $2.4 million. The following table sets forth information concerning balances and interest rates on our borrowings at the dates and for the years indicated.

	At and For The Year Ended
	June 30,
	2016	2015	2014
	(Dollars in thousands)

Maximum amount of advances outstanding at any month end during the year:
FHLB advances	$56,980	$56,740	$56,500
Securities sold under agreements to repurchase with customers	9,579	21,618	17,358

Average advances outstanding during the year:
FHLB advances	$53,111	$53,181	$54,015
Securities sold under agreements to repurchase with customers	5,621	15,212	7,951

Balance outstanding at end of year:
FHLB advances	$53,900	$56,740	$53,500
Securities sold under agreements to repurchase with customers	2,359	2,797	4,181

Weighted average interest rate during the year:
FHLB advances	2.59%	2.68%	2.86%
Securities sold under agreements to repurchase with customers	0.10	0.16	0.18

Weighted average interest rate at end of year:
FHLB advances	2.54%	2.44%	2.81%
Securities sold under agreements to repurchase with customers	0.10	0.10	0.18

Subsidiary Activities

PB Bancorp, Inc.’s only subsidiary is Putnam Bank. Putnam Bank has three subsidiaries, Windham North Properties, LLC, PSB Realty, LLC and Putnam Bank Mortgage Servicing Company. Windham North Properties, LLC is used to acquire title to selected properties on which Putnam Bank forecloses. As of June 30, 2016, Windham North Properties, LLC, owned seven such properties. PSB Realty, LLC owns a parcel of real estate located immediately adjacent to Putnam Bank’s main office. This real estate is utilized as a loan center for Putnam Bank and there are no outside tenants that occupy the premises. PSB Realty, LLC also owns the 40 High Street, Norwich branch building and real estate. Putnam Bank Mortgage Servicing Company is a qualified “passive investment company” that is intended to reduce Connecticut state taxes on interest earned on real estate loans.

Personnel

As of June 30, 2016, we had 85 full-time employees and 39 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good working relations with our employees.

FEDERAL AND STATE TAXATION

PB Bancorp, Inc. and Putnam Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below.

The following discussion of federal taxation is intended only to summarize certain pertinent federal and state income tax matters and is not a comprehensive description of the tax rules applicable to PB Bancorp, Inc. or Putnam Bank.

The Company is currently open to audit under statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended June 30, 2013 through June 30, 2016. The Federal return for the tax year ended 2009 was audited in 2010. The state tax returns have not been audited for the last five years.

Federal Taxation

Method of Accounting. For federal income tax purposes, PB Bancorp, Inc. and Putnam Bank currently report their income and expenses on the accrual method of accounting and use a tax year ending June 30 for filing their federal income tax returns.

Bad Debt Reserves. Prior to the Small Business Protection Act of 1996 (the “1996 Act”), Putnam Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at our taxable income. As a result of the 1996 Act, Putnam Bank was required to use the specific charge off method in computing its bad debt deduction beginning with its 1996 federal tax return. Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve). At June 30, 2016, Putnam Bank had no reserves subject to recapture in excess of its base year reserves.

Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if Putnam Bank failed to meet certain thrift asset and definitional tests. Federal legislation has eliminated these thrift-related recapture rules. At June 30, 2016, our total federal pre-1988 base year reserve was approximately $2.3 million. However, under current law, pre-1988 base year reserves remain subject to recapture if Putnam Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.

Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended (the “Code”) imposes an alternative minimum tax (AMT) at a rate of 20% on a base of regular taxable income plus certain tax preferences, which we refer to as “alternative minimum taxable income.” The AMT is payable to the extent such alternative minimum taxable income is in excess of an exemption amount and the AMT exceeds the regular income tax. Net operating losses can offset no more than 90% of alternative minimum taxable income. Certain AMT payments may be used as credits against regular tax liabilities in future years. At June 30, 2016, PB Bancorp, Inc. had $1.3 million of AMT payments available to carry forward to future periods.

Net Operating Loss Carryovers. A company may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At June 30, 2016, PB Bancorp, Inc. had $2.0 million in net operating loss carry forwards for federal income tax purposes.

Corporate Dividends-Received Deduction. PB Bancorp, Inc. may exclude from its income 100% of dividends received from Putnam Bank as a member of the same affiliated group of corporations. The corporate dividends-received deduction is 80% in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, and corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received or accrued on their behalf.

State Taxation

Connecticut State Taxation. PB Bancorp, Inc., Putnam Bank and its subsidiaries are subject to the Connecticut corporation business tax. Both entities are required to pay the regular corporation business tax (income tax).

The Connecticut corporation business tax is based on the federal taxable income before net operating loss and special deductions and makes certain modifications to federal taxable income to arrive at Connecticut taxable income. Connecticut taxable income is multiplied by the state tax rate of 7.5% to arrive at Connecticut income tax.

In 1998, the State of Connecticut enacted legislation permitting the formation of passive investment companies by financial institutions. This legislation exempts qualifying passive investment companies from the Connecticut corporation business tax and excludes dividends paid from a passive investment company from the taxable income of the parent financial institution. Putnam Bank established a passive investment company, Putnam Bank Mortgage Servicing Company, during 2007 and eliminated the state income tax expense of Putnam Bank effective July 1, 2006. If the State of Connecticut were to pass legislation in the future to eliminate the passive investment company exemption Putnam Bank would be subject to state income taxes in Connecticut.

Maryland State Taxation. As a Maryland business corporation, PB Bancorp is required to file an annual report with and pay franchise taxes to the state of Maryland.

SUPERVISION AND REGULATION

General

Putnam Bank is a stock savings bank organized under the laws of the State of Connecticut. The lending, investment, and other business operations of Putnam Bank are governed by Connecticut law and regulations, as well as applicable federal law and regulations, and Putnam Bank is prohibited from engaging in any operations not authorized by such laws and regulations. Putnam Bank is subject to extensive regulation, supervision and examination by the Connecticut Department of Banking and, as a member of the Federal Reserve System, by the Federal Reserve Bank of Boston. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s deposit insurance fund and depositors, and not for the protection of security holders. Putnam Bank also is a member of and owns stock in the Federal Home Loan Bank of Boston, which is one of the 11 regional banks in the Federal Home Loan Bank System.

Under this system of regulation, the regulatory authorities have extensive discretion in connection with their supervisory, enforcement, rulemaking and examination activities and policies, including rules or policies that: establish minimum capital levels; restrict the timing and amount of dividend payments; govern the classification of assets; determine the adequacy of loan loss reserves for regulatory purposes; and establish the timing and amounts of assessments and fees. Moreover, as part of their examination authority, the banking regulators assign numerical ratings to banks and savings institutions relating to capital, asset quality, management, liquidity, earnings and other factors. These ratings are inherently subjective and the receipt of a less than satisfactory rating in one or more categories may result in enforcement action by the banking regulators against a financial institution. A less than satisfactory rating may also prevent a financial institution, such as Putnam Bank or its holding company, from obtaining necessary regulatory approvals to access the capital markets, pay dividends, acquire other financial institutions or establish new branches.

In addition, we must comply with significant anti-money laundering and anti-terrorism laws and regulations, Community Reinvestment Act laws and regulations, and fair lending laws and regulations. Government agencies have the authority to impose monetary penalties and other sanctions on institutions that fail to comply with these laws and regulations, which could significantly affect our business activities, including our ability to acquire other financial institutions or expand our branch network.

As a savings and loan holding company, PB Bancorp is required to comply with the rules and regulations of the Federal Reserve Board.  It is required to file certain reports with the Federal Reserve Board and is subject to examination by and the enforcement authority of the Federal Reserve Board.  PB Bancorp is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Any change in these laws or regulations, whether by the Connecticut Department of Banking, Federal Reserve Board, Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on PB Bancorp, Inc. and Putnam Bank and their operations.

Set forth below is a brief description of material regulatory requirements that are applicable to Putnam Bank and PB Bancorp. The description is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on Putnam Bank and PB Bancorp.

Connecticut Bank Regulation

Connecticut Banking Commissioner. The Connecticut Banking Commissioner regulates the deposit, lending and investment activities of state-chartered savings banks, including Putnam Bank. The approval of the Connecticut Banking Commissioner is required for, among other things, the establishment of branch offices and business combination transactions. The Commissioner conducts periodic examinations of Connecticut-chartered banks, as does the Federal Reserve Board. The Federal Reserve Board also regulates many of the areas regulated by the Connecticut Banking Commissioner, and federal law may limit some of the authority provided to Connecticut-chartered banks by Connecticut law.

Lending Activities. Connecticut banking laws grant banks broad lending authority. With certain limited exceptions, secured and unsecured loans of any one obligor under this statutory authority may not exceed 10.0% and 15.0%, respectively, of a bank’s equity capital and allowance for loan losses.

Consumer Protection. We are also subject to a variety of Connecticut statutes and regulations that are intended to protect consumers and prohibit discrimination in the granting of credit. These statutes and regulations provide for a range of sanctions for non-compliance with their terms, including imposition of administrative fines and remedial orders, and referral to the Attorney General for prosecution of a civil action for actual and punitive damages and injunctive relief. Certain of these statutes authorize private individual and class action lawsuits and the award of actual, statutory and punitive damages and attorneys’ fees for certain types of violations.

Dividends. Putnam Bank may pay cash dividends out of its net profits. For purposes of this restriction, “net profits” represents the remainder of all earnings from current operations. Further, the total amount of all dividends declared by a bank in any year may not exceed the sum of a bank’s net profits for the year in question combined with its retained net profits from the preceding two years without the specific approval of the Connecticut Banking Commissioner. Federal law also prevents an institution from paying dividends or making other capital distributions that, if by doing so, would cause it to become “undercapitalized.” Federal Reserve Board regulations establish limits on dividends, including requiring Federal Reserve Board approval for aggregate dividends exceeding net income for the current year and the two prior calendar years. In addition, as a subsidiary of a savings and loan holding company, Putnam Bank must provide prior notice to the Federal Reserve Board of any dividend. The Federal Reserve Board has the authority to object to the dividend if deemed unsafe or unsound. No dividends may be paid to Putnam Bank’s sole stockholder, PB Bancorp, Inc, if such dividends would reduce stockholders’ equity below the amount of the liquidation account required by federal regulations.

Powers. Connecticut law permits Connecticut banks to sell insurance and fixed and variable rate annuities if licensed to do so by the Connecticut Insurance Commissioner. With the prior approval of the Connecticut Banking Commissioner, Connecticut banks are also authorized to engage in a broad range of activities related to the business of banking, or that are financial in nature or that are permitted under the Bank Holding Company Act or the Home Owners’ Loan Act, both federal statutes, or the regulations promulgated as a result of these statutes.

Connecticut banks are also authorized to engage in any activity permitted for a national bank or a federal savings association upon filing notice with the Connecticut Banking Commissioner unless the Connecticut Banking Commissioner disapproves the activity.

Assessments. Connecticut banks are required to pay annual assessments to the Connecticut Department of Banking to fund the Connecticut Department of Banking’s operations. The general assessments are paid pro-rata based upon a bank’s asset size.

Enforcement. Under Connecticut law, the Connecticut Banking Commissioner has extensive enforcement authority over Connecticut banks and, under certain circumstances, affiliated parties, insiders and agents. The Connecticut Banking Commissioner’s enforcement authority includes cease and desist orders, fines, receivership, conservatorship, removal of officers and directors, emergency closures, dissolution and liquidation.

Federal Bank Regulation

Capital Requirements. Federal regulations require state banks to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio, a Tier 1 capital to risk-based assets ratio, a total capital to risk-based assets ratio and a Tier 1 capital to total assets leverage ratio. The existing capital requirements were effective January 1, 2015 and are the result of regulations implementing recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act.

The risk-based capital standards for state banks require the maintenance of common equity Tier 1 capital, Tier 1 capital and total capital to risk-weighted assets of at least 4.5%, 6% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor (from 0% to 1,250%) assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income, up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. In assessing an institution’s capital adequacy, the Federal Reserve takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual associations where necessary.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019.

The Federal Deposit Insurance Corporation Improvement Act required each federal banking agency to revise its risk-based capital standards for insured institutions to ensure that those standards take adequate account of interest-rate risk, concentration of credit risk, and the risk of nontraditional activities, as well as to reflect the actual performance and expected risk of loss on multi-family residential loans. The Federal Reserve Board, along with the other federal banking agencies, adopted a regulation providing that the agencies will take into account the exposure of a bank’s capital and economic value to changes in interest rate risk in assessing a bank’s capital adequacy. The Federal Reserve Board also has authority to establish individual minimum capital requirements in appropriate cases upon determination that an institution’s capital level is, or is likely to become, inadequate in light of the particular circumstances.

Standards for Safety and Soundness. As required by statute, the federal banking agencies adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness to implement safety and soundness standards. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit system, credit underwriting, loan documentation, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. The agencies have also established standards for safeguarding customer information. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.

Investment Activities. All Federal Deposit Insurance Corporation insured banks, including savings banks, are generally limited in their investment activities to principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law, subject to certain exceptions. For example, state chartered banks may, with regulatory approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange or the NASDAQ Global Market and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. The maximum permissible investment is 100% of Tier 1 Capital, as specified by the Federal Deposit Insurance Corporation’s regulations, or the maximum amount permitted by Connecticut law, whichever is less.

In addition, a state bank may engage in state-authorized activities or investments not permissible for national banks (other than non-subsidiary equity investments) if it meets all applicable capital requirements and it is determined that such activities or investments do not pose a significant risk to the Deposit Insurance Fund.

Interstate Banking and Branching. Federal law permits well capitalized and well managed holding companies to acquire banks in any state, subject to Federal Reserve Board approval, certain concentration limits and other specified conditions. Interstate mergers of banks are also authorized, subject to regulatory approval and other specified conditions. In addition, among other things, recent amendments made by the Dodd-Frank Act permit banks to establish de novo branches on an interstate basis provided that branching is authorized by the law of the host state for the banks chartered by that state.

Prompt Corrective Regulatory Action. Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

The Federal Reserve Board has adopted regulations to implement the prompt corrective action legislation. The regulations were amended to incorporate the previously mentioned increased regulatory capital standards that were effective January 1, 2015. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on payment of dividends, and restrictions on the acceptance of brokered deposits. Furthermore, if an insured depository institution is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the appropriate federal banking agency, and the holding company must guarantee the performance of that plan. Based upon its capital levels, a bank that is classified as well-capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. An undercapitalized bank’s compliance with a capital restoration plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5.0% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of additional restrictions including, but not limited to, an order by the Federal Reserve Board to sell sufficient voting stock to become adequately capitalized, reduce total assets, cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.

Transaction with Affiliates and Regulation W of the Federal Reserve Regulations. Transactions between banks and their affiliates are governed by federal law. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. In a holding company context, the parent bank holding company and any companies which are controlled by such parent holding company are affiliates of the bank (although subsidiaries of the bank itself, except financial subsidiaries, are generally not considered affiliates). Generally, Section 23A of the Federal Reserve Act and the Federal Reserve Board’s Regulation W limit the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10.0% of such institution’s capital stock and surplus, and with all such transactions with all affiliates to an amount equal to 20.0% of such institution’s capital stock and surplus. Section 23B applies to “covered transactions” as well as to certain other transactions and requires that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term “covered transaction” includes the making of loans to, purchase of assets from, and issuance of a guarantee on behalf of an affiliate, and similar transactions. Section 23B transactions also include the provision of services and the sale of assets by a bank to an affiliate. In addition, loans or other extensions of credit by the financial institution to the affiliate are required to be collateralized in accordance with the requirements set forth in Section 23A of the Federal Reserve Act.

Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to a bank’s insiders, i.e., executive officers, directors and principal shareholders. Under Section 22(h) of the Federal Reserve Act, loans to a director, an executive officer and a greater than 10.0% shareholder of a financial institution, and certain affiliated interests of these, together with all other outstanding loans to such person and affiliated interests, may not exceed specified limits. Section 22(h) of the Federal Reserve Act also requires that loans to directors, executive officers and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a financial institution to insiders cannot exceed the institution’s unimpaired capital and surplus. Section 22(g) of the Federal Reserve Act places additional restrictions on loans to executive officers.

Enforcement. The Federal Reserve Board and, secondarily, the Federal Deposit Insurance Corporation, have extensive enforcement authority over insured state savings banks, including Putnam Bank. The enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease and desist orders and remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations, breaches of fiduciary duty and unsafe or unsound practices.

Federal Insurance of Deposit Accounts. Putnam Bank is a member of the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. Deposit accounts in Putnam Bank are insured up to a maximum of $250,000 for each separately insured depositor.

The Federal Deposit Insurance Corporation imposes an assessment for deposit insurance on all depository institutions. Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assessed based on perceived risk to the Deposit Insurance Fund. Originally, each institution was assigned to a risk category based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depended upon the category to which it is assigned and certain adjustments specified by Federal Deposit Insurance Corporation regulations, with less risky institutions paying lower rates. Assessment rates (inclusive of possible adjustments) ranged from 2 1/2 to 45 basis points of each institution’s total assets less tangible capital. In conjunction with the Deposit Insurance Fund’s reserve ratio reaching 1.15%, the range of assessments for banks of less than $10 billion in assets was reduced to 1 1/2 basis points to 30 basis points of total assets less tangible capital, effective July 1, 2016. In addition, the risk categories were eliminated in favor of a combination of examination ratings and financial modeling designed to estimate the probability that are institution fails over a three year period.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Putnam Bank. Future insurance assessment rates cannot be predicted.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule order or regulatory condition imposed in writing. We do not know of any practice, condition or violation that might lead to termination of deposit insurance.

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended June 30, 2016, the annualized FICO assessment was equal to 0.56 basis points of total assets less tangible capital.

Privacy Regulations. Federal regulations generally require that Putnam Bank disclose its privacy policy, including identifying with whom it shares a customer’s “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter. In addition, Putnam Bank is required to provide its customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties and not to disclose account numbers or access codes to non-affiliated third parties for marketing purposes. Putnam Bank currently has a privacy protection policy in place and believes that such policy is in compliance with the regulations.

Community Reinvestment Act. Under the Community Reinvestment Act, or CRA, as implemented by federal regulations, a state member bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA does require the Federal Reserve Board, in connection with its examination of a state member bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to acquire branches and other financial institutions. The CRA requires a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. Putnam Bank’s latest federal CRA rating was “Satisfactory.”

Connecticut has its own statutory counterpart to the CRA that is also applicable to Putnam Bank. Connecticut law requires the Connecticut Banking Commissioner to consider, but not be limited to, a bank’s record of performance under Connecticut law in considering any application by a bank to establish a branch or other deposit-taking facility, to relocate an office or to merge or consolidate with or acquire the assets and assume the liabilities of any other banking institution. Putnam Bank's most recent CRA rating under Connecticut law was "Satisfactory."

Consumer Protection and Fair Lending Regulations. Connecticut savings banks are subject to a variety of federal statutes and regulations that are intended to protect consumers and prohibit discrimination in the granting of credit. These statutes and regulations provide for a range of sanctions for non-compliance with their terms, including imposition of administrative fines and remedial orders, and referral to the Attorney General for prosecution of a civil action for actual and punitive damages and injunctive relief. Certain of these statutes authorize private individual and class action lawsuits and the award of actual, statutory and punitive damages and attorneys’ fees for certain types of violations.

USA Patriot Act. Putnam Bank is subject to the USA PATRIOT Act, which gave federal agencies additional powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act provided measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents, and parties registered under the Commodity Exchange Act.

Other Regulations

Interest and other charges collected or contracted for by Putnam Bank are subject to state usury laws and federal laws concerning interest rates. Loan operations are also subject to state and federal laws applicable to credit transactions, such as the:

●	Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

●	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

●	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies; and

●	Rules and regulations of the various federal and state agencies charged with the responsibility of implementing such federal and state laws.

The deposit operations of Putnam Bank also are subject to, among others, the:

●	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

●	Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check; and

●	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Federal Reserve System

The Federal Reserve Board regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $110.2 million or less (which may be adjusted by the Federal Reserve Board) the reserve requirement is 3.0% and the amounts greater than $110.2 million require a 10.0% reserve (which may be adjusted annually by the Federal Reserve Board between 8.0% and 14.0%). The first $15.2 million of otherwise reservable balances (which may be adjusted by the Federal Reserve Board) are exempted from the reserve requirements. Putnam Bank is in compliance with these requirements.

Federal Home Loan Bank System

Putnam Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. Putnam Bank was in compliance with this requirement at June 30, 2016. Based on redemption provisions of the Federal Home Loan Bank of Boston, the stock has no quoted market value and is carried at cost. At its discretion, the Federal Home Loan Bank of Boston may declare dividends on the stock. The Federal Home Loan Banks are required to provide funds for certain purposes including the resolution of insolvent thrifts in the late 1980s and to contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. As a result of losses incurred, the Federal Home Loan Bank of Boston suspended and did not pay dividends in 2009 and 2010. However, the Federal Home Loan Bank of Boston resumed payment of quarterly dividends in 2011, and for the fiscal year ended June 30, 2016 paid dividends equal to an annual yield of 3.41%. There can be no assurance that such dividends will continue in the future. Further, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks also will not cause a decrease in the value of the Federal Home Loan Bank of Boston stock held by Putnam Bank.

Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002 was enacted in response to public concerns regarding corporate accountability in connection with certain accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

We have existing policies, procedures and systems designed to comply with these regulations, and we are further enhancing and documenting such policies, procedures and systems to ensure continued compliance with these regulations.

Holding Company Regulation

PB Bancorp is a unitary savings and loan holding company subject to regulation and supervision by the Federal Reserve Board. The Federal Reserve Board has enforcement authority over PB Bancorp and its non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a risk to Putnam Bank.

As a savings and loan holding company, PB Bancorp’s activities are limited to those activities permissible by law for financial holding companies (if PB Bancorp makes an election to be treated as a financial holding company and meets the other requirements to be a financial holding company) or multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, incidental to financial activities or complementary to a financial activity. Such activities include lending and other activities permitted for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, insurance and underwriting equity securities. Multiple savings and loan holding companies are authorized to engage in activities specified by federal regulation, including activities permitted for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act.

Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or savings and loan holding company without prior written approval of the Federal Reserve Board, and from acquiring or retaining control of any depository institution not insured by the Federal Deposit Insurance Corporation. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider such things as the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on and the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors. A savings and loan holding company may not acquire a savings institution in another state and hold the target institution as a separate subsidiary unless it is a supervisory acquisition under Section 13(k) of the Federal Deposit Insurance Act or the law of the state in which the target is located authorizes such acquisitions by out-of-state companies.

Savings and loan holding companies historically have not been subject to consolidated regulatory capital requirements. The Dodd-Frank Act requires the Federal Reserve Board to establish minimum consolidated capital requirements for all depository institution holding companies that are as stringent as those required for the insured depository subsidiaries. However, legislation was enacted in December 2014 that required the Federal Reserve Board to amend its “Small Bank Holding Company” exemption from consolidated holding company capital requirements to generally extend the applicability to bank and savings and loan holding companies of up to $1 billion in assets. Regulations implementing this amendment were effective May 15, 2015. Consequently, savings and loan holding companies of under $1 billion in consolidated assets remain exempt from consolidated regulatory capital requirements, unless the Federal Reserve determines otherwise in particular cases.

The Dodd-Frank Act extended the “source of strength” doctrine to savings and loan holding companies. The Federal Reserve Board has promulgated regulations implementing the “source of strength” policy that require holding companies to act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

The Federal Reserve Board has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies and savings and loan holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. The policy statement also states that a holding company should inform the Federal Reserve Board supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, as of the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect the ability of PB Bancorp to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

In order for PB Bancorp to be regulated as savings and loan holding company by the Federal Reserve Board, rather than as a bank holding company, Putnam Bank must qualify as a “qualified thrift lender” under federal regulations or satisfy the “domestic building and loan association” test under the Internal Revenue Code. Under the qualified thrift lender test, a savings institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangible assets, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine out of each 12 month period. At June 30, 2016, Putnam Bank maintained 92.2% of its portfolio assets in qualified thrift investments and was in compliance with the qualified thrift lender requirement.

Federal Securities Laws

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 is intended to improve corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. We have policies, procedures and systems designed to comply with these regulations, and we review and document such policies, procedures and systems to ensure continued compliance with these regulations.

Change in Control Regulations

Under the Change in Bank Control Act, no person may acquire control of a savings and loan holding company such as PB Bancorp unless the Federal Reserve Board has been given 60 days’ prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the institution’s directors, or a determination by the regulator that the acquiror has the power, directly or indirectly, to exercise a controlling influence over the management or policies of the institution. Acquisition of more than 10% of any class of a savings and loan holding company’s voting stock constitutes a rebuttable determination of control under the regulations under certain circumstances including where, as will be the case with PB Bancorp, the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

In addition, federal regulations provide that no company may acquire control of a savings and loan holding company without the prior approval of the Federal Reserve Board. Any company that acquires such control becomes a “savings and loan holding company” subject to registration, examination and regulation by the Federal Reserve Board.

Reports to Security Holders

PB Bancorp, Inc. files annual and quarterly reports with the SEC on Forms 10-K and 10-Q, respectively. PB Bancorp, Inc. also files current reports on the Form 8-K with the SEC. In addition, PB Bancorp, Inc. files preliminary and definitive proxy materials with the SEC.

PB Bancorp, Inc. is an electronic filer. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of the site is http://www.sec.gov.

ITEM 1A.	Risk Factors

In addition to factors discussed in the description of our business and elsewhere in this report, the following are factors that could adversely affect our future results of operations and financial condition.

A worsening of economic conditions in our market area could reduce demand for our products and services and/or result in increases in our level of non-performing loans, which could adversely affect our operations, financial condition and earnings.

Unlike larger financial institutions that are more geographically diversified, our profitability depends primarily on the general economic conditions in Eastern Connecticut and the Rhode Island and Massachusetts communities adjacent to Windham County, Connecticut. Local economic conditions have a significant impact on the ability of the borrowers to repay loans and the value of the collateral securing loans. Almost all of our loans are to borrowers located in or secured by collateral located in Eastern Connecticut and the Rhode Island and Massachusetts communities adjacent to Windham County, Connecticut.

A deterioration in economic conditions could result in the following consequences, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations:

●	demand for our products and services may decline;

●	loan delinquencies, problem assets and foreclosures may increase;

●	collateral for loans, especially real estate, may decline in value, in turn reducing customers’ future borrowing power, and reducing the value of assets and collateral associated with existing loans; and

●	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us.

Moreover, a significant decline in general economic conditions caused by inflation, recession, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, unemployment or other factors beyond our control could further impact these local economic conditions and could further negatively affect the financial results of our banking operations. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.

Strong competition within our market area may limit our growth and profitability.

Competition in the banking and financial services industry is intense. In our market area, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Many of these competitors have substantially greater resources and lending limits than we have and offer certain services that we do not or cannot provide. In addition, some of our competitors offer loans with lower interest rates on more attractive terms than those offered by us, which we expect to continue in the foreseeable future. Competition also makes it more difficult and costly to attract and retain qualified employees. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to successfully compete in our market area. The greater resources and deposit and loan products offered by some of our competitors may limit our ability to increase our interest earning assets. For additional information see “Item 1—Business.—Competition.”

Because we intend to increase our commercial real estate and commercial loan originations, our lending risk will increase and downturns in the real estate market or local economy could adversely affect our earnings.

Commercial real estate and commercial loans generally have more risk than residential mortgage loans. Because the repayment of commercial real estate and commercial loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the real estate market or the local economy. Commercial real estate and commercial loans may also involve relatively large loan balances to individual borrowers or groups of related borrowers. A downturn in the real estate market or the local economy could adversely impact the value of properties securing the loan or the revenues from the borrower’s business thereby increasing the risk of non-performing loans. Also, many of our multi-family and commercial real estate and commercial business borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential mortgage loan. Further, unlike residential mortgages or multi-family and commercial real estate loans, commercial and industrial loans may be secured by collateral other than real estate, such as inventory and accounts receivable, the value of which may be more difficult to appraise and may be more susceptible to fluctuation in value at default. As our commercial real estate and commercial loan portfolio increases, the corresponding risks and potential for losses from these loans may also increase.

Our business strategy includes growth, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

Our business strategy includes growth in assets, deposits and the scale of our operations. Achieving our growth targets requires us to attract customers that currently bank at other financial institutions in our market, thereby increasing our share of the market. Our ability to successfully grow will depend on a variety of factors, including our ability to attract and retain experienced bankers, the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market area and our ability to manage our growth. Growth opportunities may not be available or we may not be able to manage our growth successfully. If we do not manage our growth effectively, our financial condition and operating results could be negatively affected.

Future changes in interest rates may reduce our profits.

Our ability to make a profit largely depends on our net interest income, which could be negatively affected by changes in interest rates. Net interest income is the difference between:

●	the interest income we earn on our interest-earning assets, such as loans and securities; and

●	the interest expense we pay on our interest-bearing liabilities, such as deposits and borrowings.

The rates we earn on our assets and the rates we pay on our liabilities are generally fixed for a contractual period of time. Like many savings institutions, our liabilities generally have shorter contractual maturities than our assets. This imbalance can create significant earnings volatility, because market interest rates change over time. In a period of rising interest rates, the interest income earned on our assets may not increase as rapidly as the interest paid on our liabilities. In a period of declining interest rates, the interest income earned on our assets may decrease more rapidly than the interest paid on our liabilities, as borrowers speed up prepayments of mortgage loans, and mortgage-backed securities and callable investment securities are called, requiring us to reinvest those cash flows at lower interest rates. See “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk.”

In addition, changes in interest rates can affect the average life of loans and mortgage-backed and related securities. A reduction in interest rates results in increased prepayments of loans and mortgage-backed and related securities, as borrowers refinance their debt to reduce their borrowing costs. This creates reinvestment risk, which is the risk that we may not be able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities.

Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition, liquidity and results of operations. While we pursue an asset/liability strategy designed to mitigate our risk from changes in interest rates, such changes can still have a material adverse effect on our financial condition and results of operations. Changes in the level of interest rates also may negatively affect our ability to originate real estate loans, the value of our assets and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings.

At June 30, 2016, our “rate shock” analysis prepared by our third party consultant indicates that our net portfolio value would decrease by $9.0 million if there was an instantaneous 200 basis point increase in market interest rates. However, our interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on our balance sheet or projected operating results. For further discussion of how changes in interest rates could impact us, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk.”

A continuation of the historically low interest rate environment may adversely affect our net interest income and profitability.

In recent years it has been the policy of the Federal Reserve Board to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, market rates on the loans we have originated and the yields on securities we have purchased have been at lower levels than as available prior to 2008. Consequently, the average yield on our interest earning assets has decreased to 3.01% for the year ended June 30, 2016 from 3.26% for the year ended June 30, 2014, which has resulted in decreases in net interest income in some of these years. Our ability to lower our interest expense is limited at these interest rate levels while the average yield on our interest-earning assets may continue to decrease. A continuation of a low interest rate environment may adversely affect our net interest income, which in turn would likely have an adverse effect on our profitability.

We could record future losses on our investment securities portfolio.

A number of factors could cause us to conclude that an unrealized loss that exists with respect to our securities constitutes an impairment that is other-than-temporary, which could result in material losses to us. These factors include, but are not limited to, continued failure to make scheduled interest payments, an increase in the severity of the unrealized loss on a particular security, an increase in the continuous duration of the unrealized loss without an improvement in value or changes in market conditions and/or industry or issuer specific factors that would render us unable to forecast a full recovery in value. In addition, the fair values of the auction-rate trust preferred securities that we hold could decline if the overall economy and the financial condition of some of the issuers continue to deteriorate and there remains limited liquidity for these securities.

A significant percentage of our assets is invested in securities, which typically have a lower yield than our loan portfolio.

Our results of operations are substantially dependent on our net interest income. At June 30, 2016, 43.8% of our assets were invested in investment securities and cash and cash equivalents. These investments yield substantially less than the loans we hold in our portfolio. While we intend to invest a greater proportion of our assets in loans with the goal of increasing our net interest income, we may not be able to increase originations of loans that are acceptable to us.

Our emphasis on one-to-four family residential mortgage loans exposes us to increased credit risks.

At June 30, 2016, $197.4 million, or 77.4% of our loan portfolio, was secured by one-to-four family real estate, which included $7.2 million of second mortgages and $9.8 million of home equity lines of credit. Recent economic conditions have resulted in declines in real estate values in our market areas.  These declines in real estate values could cause some of our mortgage and home equity lines of credit to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

Our cost of operations is high relative to our revenues.

Our noninterest expenses totaled $11.4 million for the fiscal year ended June 30, 2016 and $11.3 million for the fiscal year ended June 30, 2015. We continue to analyze our expenses and achieve efficiencies where available. Although we strive to generate increases in both net interest income and non-interest income, our efficiency ratio remains high as a result of operating expenses. Our efficiency ratio totaled 86.40% and 91.72% for the years ended June 30, 2016 and 2015, respectively.

The building of market share through expansion of our commercial real estate and commercial business lending capacity could cause our expenses to increase faster than revenues.

We intend to continue to build market share in the Eastern Connecticut area through expansion of our commercial real estate and commercial business lending capacity. There can be considerable costs involved in expansion of lending capacity that generally require a period of time to generate the necessary revenues to offset their costs, especially in areas in which we do not have an established presence. Accordingly, any such business expansion can be expected to negatively impact our earnings for some period of time until certain economies of scale are reached. Finally, our business expansion may not be successful after establishment.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. Our allowance for loan losses was 0.91% of total loans and 54.06% of non-performing loans at June 30, 2016. Material additions to our allowance would materially decrease our net income.

The Financial Accounting Standards Board has adopted a new accounting standard that will be effective for PB Bancorp, Inc. and Putnam Bank for our first fiscal year after December 15, 2019.  This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses.  This will change the current method of providing allowances for loan losses that are probable, which may require us to increase our allowance for loan losses, and may greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for loan losses.

In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities may have a material adverse effect on our results of operations and financial condition.

Declines in property values can increase the loan-to-value ratios on our residential mortgage loan portfolio, which could expose us to greater risk of loss.

Some of our residential mortgage loans are secured by liens on mortgage properties in which the borrowers have little or no equity because either we originated the loan with a relatively high combined loan-to-value ratio or because of the decline in home values in our market areas.  Residential loans with high combined loan-to-value ratios will be more sensitive to declining property values than those with lower combined loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses.  In addition, if the borrowers sell their homes, such borrowers may be unable to repay their loans in full from the sale proceeds.  As a result, these loans may experience higher rates of delinquencies, defaults and losses.

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and/or increase our costs of operations.

The Company and Putnam Bank are subject to extensive regulation, supervision and examination by the Connecticut Department of Banking and the Federal Reserve Board. Such regulation and supervision governs the activities in which an institution and its holding company may engage and are intended primarily for the protection of insurance funds and the depositors and borrowers of Putnam Bank rather than for holders of our common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. These regulations, along with the currently existing tax, accounting, securities, insurance, monetary laws, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent accounting firms. These changes could materially impact, potentially even retroactively, how we report our financial condition and results of our operations as could our interpretation of those changes.

The Dodd-Frank Act is significantly changing the current bank regulatory structure and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

The Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks with more than $10 billion in assets. Banks with $10 billion or less in assets continue to be examined for compliance with the consumer laws by their primary bank regulators. The Dodd-Frank Act also weakened the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.

The Dodd-Frank Act requires minimum leverage (Tier 1) and risk-based capital requirements for bank holding companies and savings and loan holding companies that are no less than those applicable to banks, which will limit our ability to borrow at the holding company level and invest the proceeds from such borrowings as capital in Putnam Bank, and will exclude certain instruments that previously have been eligible for inclusion by bank holding companies as Tier 1 capital, such as trust preferred securities.

The full impact of the Dodd-Frank Act on our business will not be known until all of the regulations implementing the statute are adopted and implemented. As a result, we cannot at this time predict the extent to which the Dodd-Frank Act will impact our business, operations or financial condition. However, compliance with these new laws and regulations may require us to make changes to our business and operations and will likely result in additional costs and divert management’s time from other business activities, any of which may adversely impact our results of operations, liquidity or financial condition.

We have become subject to more stringent capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or constrain us from paying dividends or repurchasing shares.

In July 2013, the federal banking agencies approved a new rule that has substantially amended regulatory risk-based capital rules. The final rule implements the regulatory capital reforms from the Basel Committee on Banking Supervision (“Basel III”) and changes required by the Dodd-Frank Act.

The final rule includes new minimum risk-based capital and leverage ratios, which were effective for us on January 1, 2015, and refines the definition of what constitutes “capital” for calculating these ratios. The new minimum capital requirements are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from prior rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for calculating regulatory capital requirements unless a one-time opt-out is exercised. Putnam Bank has elected to opt out of the requirement under the final rule to include certain “available-for-sale” securities holdings for calculating its regulatory capital requirements. The final rule also establishes a “capital conservation buffer” of 2.5%, and, when fully phased in, will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

We have analyzed the effects of these new capital requirements, and we meet all of these new requirements, including the full 2.5% capital conservation buffer, as of June 30, 2016.

The application of more stringent capital requirements could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy, and could limit our ability to make distributions, including paying dividends or repurchasing shares. Specifically, beginning in 2016, Putnam Bank’s ability to pay dividends will be limited if it does not have the capital conservation buffer required by the new capital rules, which may further limit our ability to pay dividends to stockholders. See “Item 1. Business—Supervision and Regulation—Federal Bank Regulation—Capital Requirements.”

Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions.

The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions, including restrictions on conducting acquisitions or establishing new branches. During the last year, several banking institutions have received large fines for non-compliance with these laws and regulations. The policies and procedures we have adopted that are designed to assist in compliance with these laws and regulations may not be effective in preventing violations of these laws and regulations.

Proposed and final regulations could restrict our ability to originate and sell loans.

The Consumer Financial Protection Bureau has issued a rule designed to clarify for lenders how they can avoid legal liability under the Dodd-Frank Act, which would hold lenders accountable for ensuring a borrower’s ability to repay a mortgage. Loans that meet this “qualified mortgage” definition will be presumed to have complied with the new ability-to-repay standard. Under the Consumer Financial Protection Bureau’s rule, a “qualified mortgage” loan must not contain certain specified features, including:

●	excessive upfront points and fees (those exceeding 3% of the total loan amount, less “bona fide discount points” for prime loans);

●	interest-only payments;

●	negative amortization; and

●	terms of longer than 30 years.

Also, to qualify as a “qualified mortgage,” a loan must be made to a borrower whose total monthly debt-to-income ratio does not exceed 43%.  Lenders must also verify and document the income and financial resources relied upon to qualify the borrower on the loan and underwrite the loan based on a fully amortizing payment schedule and maximum interest rate during the first five years, taking into account all applicable taxes, insurance and assessments.

 In addition, the Dodd-Frank Act requires the regulatory agencies to issue regulations that require securitizers of loans to retain “not less than 5% of the credit risk for any asset that is not a qualified residential mortgage.”  The regulatory agencies have issued a final rule to implement this requirement.  The final rule provides that the definition of “qualified residential mortgage” includes loans that meet the definition of qualified mortgage issued by the Consumer Financial Protection Bureau.

 The final rule could have a significant effect on the secondary market for loans and the types of loans we originate, and restrict our ability to make loans.  Similarly, the Consumer Financial Protection Bureau’s rule on qualified mortgages could limit our ability or desire to make certain types of loans or loans to certain borrowers, which could limit our growth or profitability.

Our success depends on hiring and retaining certain key personnel.

Our performance largely depends on the talents and efforts of highly skilled individuals. We rely on key personnel to manage and operate our business, including major revenue generating functions such as loan and deposit generation, as well as operational functions such as regulatory compliance and information technology. The loss of key staff may adversely affect our ability to maintain and manage these functions effectively, which could negatively affect our revenues. In addition, loss of key personnel could result in increased recruiting and hiring expenses, which could cause a decrease in our net income. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees.

Because the nature of the financial services business involves a high volume of transactions, we face significant operational risks.

We operate in diverse markets and rely on the ability of our employees and systems to process a high number of transactions. Operational risk is the risk of loss resulting from our operations, including but not limited to, the risk of fraud by employees or persons outside our company, the execution of unauthorized transactions by employees, errors relating to transaction processing and technology, breaches of the internal control system and compliance requirements, and business continuation and disaster recovery. Insurance coverage may not be available for such losses, or where available, such losses may exceed insurance limits. This risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of non-compliance with applicable regulatory standards, adverse business decisions or their implementation, and customer attrition due to potential negative publicity. In the event of a breakdown in the internal control system, improper operation of systems or improper employee actions, we could suffer financial loss, face regulatory action, and suffer damage to our reputation.

Cyber-attacks or other security breaches could adversely affect our operations, net income or reputation.

We regularly collect, process, transmit and store significant amounts of confidential information regarding our customers, employees and others and concerning our own business, operations, plans and strategies. In some cases, this confidential or proprietary information is collected, compiled, processed, transmitted or stored by third parties on our behalf.

Information security risks have generally increased in recent years because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial and other transactions and the increased sophistication and activities of perpetrators of cyber-attacks and mobile phishing. Mobile phishing, a means for identity thieves to obtain sensitive personal information through fraudulent e-mail, text or voice mail, is an emerging threat targeting the customers of popular financial entities. A failure in or breach of our operational or information security systems, or those of our third-party service providers, as a result of cyber-attacks or information security breaches or due to employee error, malfeasance or other disruptions could adversely affect our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and/or cause losses.

If this confidential or proprietary information were to be mishandled, misused or lost, we could be exposed to significant regulatory consequences, reputational damage, civil litigation and financial loss.

Although we employ a variety of physical, procedural and technological safeguards to protect this confidential and proprietary information from mishandling, misuse or loss, these safeguards do not provide absolute assurance that mishandling, misuse or loss of the information will not occur, and that if mishandling, misuse or loss of the information did occur, those events will be promptly detected and addressed. Similarly, when confidential or proprietary information is collected, compiled, processed, transmitted or stored by third parties on our behalf, our policies and procedures require that the third party agree to maintain the confidentiality of the information, establish and maintain policies and procedures designed to preserve the confidentiality of the information, and permit us to confirm the third party’s compliance with the terms of the agreement. As information security risks and cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and/or to investigate and remediate any information security vulnerabilities.

Risks associated with system failures, interruptions, or breaches of security could negatively affect our earnings.

Information technology systems are critical to our business. We use various technology systems to manage our customer relationships, general ledger, securities, deposits, and loans. We have established policies and procedures to prevent or limit the impact of system failures, interruptions, and security breaches, but such events may still occur and may not be adequately addressed if they do occur. In addition any compromise of our systems could deter customers from using our products and services. Although we rely on security systems to provide security and authentication necessary to effect the secure transmission of data, these precautions may not protect our systems from compromises or breaches of security.

In addition, we outsource some of our data processing to certain third-party providers. If these third-party providers encounter difficulties, or if we have difficulty communicating with them, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely affected. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.

The occurrence of any system failures, interruption, or breach of security could damage our reputation and result in a loss of customers and business thereby subjecting us to additional regulatory scrutiny, or could expose us to litigation and possible financial liability. Any of these events could have a material adverse effect on our financial condition and results of operations.

Legal and regulatory proceedings and related matters could adversely affect us or the financial services industry in general.

We, and other participants in the financial services industry upon whom we rely to operate, have been and may in the future become involved in legal and regulatory proceedings. Most of the proceedings we consider to be in the normal course of our business or typical for the industry; however, it is inherently difficult to assess the outcome of these matters, and other participants in the financial services industry or we may not prevail in any proceeding or litigation. There could be substantial cost and management diversion in such litigation and proceedings, and any adverse determination could have a materially adverse effect on our business, brand or image, or our financial condition and results of our operations.

Managing reputational risk is important to attracting and maintaining customers, investors and employees.

Threats to our reputation can come from many sources, including adverse sentiment about financial institutions generally, unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies and questionable or fraudulent activities of our customers.  We have policies and procedures in place to protect our reputation and promote ethical conduct, but these policies and procedures may not be fully effective.  Negative publicity regarding our business, employees, or customers, with or without merit, may result in the loss of customers and employees, costly litigation and increased governmental regulation, all of which could adversely affect our operating results.

Changes in management’s estimates and assumptions may have a material impact on our consolidated financial statements and our financial condition or operating results.

In preparing this annual report as well as other periodic reports we are required to file under the Securities Exchange Act of 1934, including our consolidated financial statements, our management is and will be required under applicable rules and regulations to make estimates and assumptions as of a specified date. These estimates and assumptions are based on management’s best estimates and experience as of that date and are subject to substantial risk and uncertainty. Materially different results may occur as circumstances change and additional information becomes known. Areas requiring significant estimates and assumptions by management include our valuation of investment securities, our determination of our income tax provision and goodwill, and our evaluation of the adequacy of our allowance for loan losses.

We are subject to environmental liability risk associated with lending activities

A significant portion of our loan portfolio is secured by real estate, and we could become subject to environmental liabilities with respect to one or more of these properties. During the ordinary course of business, we may foreclose on and take title to properties securing defaulted loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous conditions or toxic substances are found on these properties, we may be liable for remediation costs, as well as for personal injury and property damage, civil fines and criminal penalties regardless of when the hazardous conditions or toxic substances first affected any particular property. Environmental laws may require us to incur substantial expenses to address unknown liabilities and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Although we have policies and procedures to perform an environmental review before initiating any foreclosure action on nonresidential real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on us.

Our stock-based benefit plans will increase our expenses and reduce our income.

We intend to adopt one or more new stock-based benefit plans, subject to stockholder approval, which will increase our annual compensation and benefit expenses related to the stock options and stock awards granted to participants under the new stock-based benefit plans. The actual amount of these new stock-related compensation and benefit expenses will depend on the number of options and stock awards granted under the plans, the fair market value of our stock or options on the date of grant, the vesting period, and other factors which we cannot predict at this time. If we adopt stock-based benefit plans within 12 months following the conversion, the shares of common stock reserved for issuance pursuant to awards of restricted stock and grants of options under such plans would be limited to 4% and 10%, respectively, of the total shares of our common stock sold in the stock offering. If we adopt stock-based benefit plans more than 12 months after the completion of the conversion, we may award restricted shares of common stock or grant options in excess of these amounts, which would further increase costs.

In addition, we will recognize expense for our employee stock ownership plan when shares are committed to be released to participants’ accounts, and we will recognize expense for restricted stock awards and stock options over the vesting period of awards made to recipients.

The implementation of stock-based benefit plans may dilute your ownership interest. Historically, stockholders have approved these stock-based benefit plans.

We intend to adopt one or more new stock-based benefit plans. These plans may be funded either through open market purchases of our common stock or from the issuance of authorized but unissued shares of common stock. Our ability to repurchase shares of our common stock to fund these plans will be subject to many factors, including applicable regulatory restrictions on stock repurchases, the availability of stock in the market, the trading price of the stock, our capital levels, alternative uses for our capital and our financial performance. While our intention is to fund the new stock-based benefit plans through open market purchases, stockholders would experience a 7.5% dilution in ownership interest if newly issued shares of our common stock are used to fund stock options and shares of restricted common stock in amounts equal to 10% and 4%, respectively, of the shares sold in the offering, and all such stock options are exercised. Such dilution would also reduce earnings per share. If we adopt the plans more than 12 months following the conversion, new stock-based benefit plans would not be subject to these limitations and stockholders could experience greater dilution.

Although the implementation of new stock-based benefit plans would be subject to stockholder approval, historically, the overwhelming majority of stock-based benefit plans adopted by savings institutions and their holding companies following mutual-to-stock conversions have been approved by stockholders.

Various factors may make takeover attempts more difficult to achieve.

Certain provisions of our articles of incorporation and bylaws and state and federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire control of PB Bancorp without our board of directors’ approval. Under regulations applicable to the conversion, for a period of three years following completion of the conversion, no person may acquire beneficial ownership of more than 10% of our common stock without prior approval of the Federal Reserve Board. Under federal law, subject to certain exemptions, a person, entity or group must notify the Federal Reserve Board before acquiring control of a savings and loan holding company. There also are provisions in our articles of incorporation and bylaws that may be used to delay or block a takeover attempt, including a provision that prohibits any person from voting more than 10% of our outstanding shares of common stock. Furthermore, shares of restricted stock and stock options that we have granted or may grant to employees and directors, stock ownership by our management and directors and other factors may make it more difficult for companies or persons to acquire control of PB Bancorp without the consent of our board of directors. Taken as a whole, these statutory provisions and provisions in our articles of incorporation and bylaws could result in our being less attractive to a potential acquirer and thus could adversely affect the market price of our common stock.

ITEM 1B.	Unresolved Staff Comments

Not applicable.

ITEM 2.	Properties

We conduct substantially all of our business through our main office, seven full service branch offices and one loan origination center. We also conduct limited business operations through a “Special Needs Limited Branch” and a “Limited Services Branch”. In 2002, we began Limited Service (Mobile) Branch activities. The Limited Services (Mobile) Branch serves approximately three locations in our primary market area consisting of schools and retirement facilities. Bank personnel visit these facilities approximately once per week and, in the case of school locations, conduct deposit taking activities and, in the case of the retirement facilities, conduct deposit taking, check cashing, notary and certificate of deposit renewal activities. Set forth below is information on our office locations as of June 30, 2016. The net book value of our premises, land and equipment was approximately $3.6 million at June 30, 2016.

	Leased or		Year Acquired	Square	Net Book Value
Location	Owned		or Leased	Footage	of Real Property
					(In thousands)
Main Office:
40 Main Street	Owned		1974	14,938	$809
Putnam, Connecticut 06260

Full Service Branches:
251 Kennedy Drive	Leased		2006	473	41
Putnam, Connecticut 06260

100 Averill Road	Owned		1981	2,487	329
Pomfret Center, Connecticut 06259

125 Wauregan Road	Owned		1993	2,452	255
Danielson, Connecticut 06239

11 Pratt Road	Owned		2000	2,162	266
Plainfield, Connecticut 06374

461 Voluntown Road, Rte. 138	Leased		2005	2,600	15
Griswold, Connecticut 06351

2 Chapman Lane	Owned	(2)	2009	2,400	456
Gales Ferry, Connecticut 06335

40 High Street	Owned		2009	2,800	983
Norwich, Connecticut 06360

Loan Center:
50 Canal Street	Owned		2000	2,940	108
Putnam, Connecticut 06260

Special Needs Limited Branch (1):
Creamery Brook Retirement Village	__		__	__	__
36 Vina Lane
Brooklyn, Connecticut 06234
Total					$3,262

(1)	Our personnel are at this location for approximately two hours once a week. The facility provides a furnished room for us at no cost. Our personnel conduct limited banking activities, such as deposit-taking, check cashing, notary and certificate of deposit renewals. We began operating at this location in 2002.

(2)	The Bank owns the branch building and leases the land.

ITEM 3.	Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal proceedings arising in the ordinary course of business. At June 30, 2016, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Market under the symbol “PBBI.” At June 30, 2016, there were 7,880,402 shares outstanding in our common stock. The approximate number of holders of record of PB Bancorp, Inc.’s common stock as of September 15, 2016 was 567. Certain shares of PB Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for PB Bancorp, Inc.’s common stock for the fiscal years ended June 30, 2016 and June 30, 2015, including dividends declared for the periods. The following information with respect to closing trading prices was provided by the NASDAQ Capital Market. Information for stock prices and dividends declared prior to the conversion on January 7, 2016 have been restated to reflect the 1.1907-to-one exchange ratio.

	High	Low	Dividends
Fiscal Year Ended June 30, 2016
Fourth quarter	$8.64	$8.35	$0.025
Third quarter	8.65	7.02	$0.025
Second quarter	8.55	7.81	$0.034
First quarter	8.52	6.60	$0.034

Fiscal Year Ended June 30, 2015
Fourth quarter	7.47	6.30	$0.025
Third quarter	6.71	6.17	$0.025
Second quarter	6.62	5.91	$-
First quarter	6.68	5.55	$-

PB Bancorp, Inc. is not permitted to pay dividends on its common stock if its stockholders’ equity would be reduced below the amount of the liquidation account established by PB Bancorp, Inc. in connection with the conversion. In addition, PB Bancorp is subject to state law limitations and federal bank regulatory policy on the payment of dividends. Maryland law generally limits dividends if the corporation would not be able to pay its debts in the usual course of business after giving effect to the dividend or if the corporation’s total assets would be less than the corporation’s total liabilities plus the amount needed to satisfy the preferential rights upon dissolution of stockholders whose preferential rights on dissolution are superior to those receiving the distribution.

PB Bancorp, Inc. has no source of income other than dividends from Putnam Bank, earnings from the investment of proceeds from the sale of shares of common stock retained by PB Bancorp, Inc. and interest payments with respect to PB Bancorp, Inc.’s loan to the Employee Stock Ownership Plan.  Accordingly, dividend payments by PB Bancorp, Inc. are dependent primarily on proceeds retained from the stock offering and dividends it receives from Putnam Bank.   For a discussion of restrictions on the ability of Putnam Bank to pay dividends to PB Bancorp, Inc., see Item 1, “Business—Supervision and Regulation— Federal Banking Regulation—Capital Distributions.”

Information with respect to securities authorized for issuance under the Company’s Equity Compensation Plan is contained in Item 12 of this Annual Report on Form 10-K.

ITEM 6.	Selected Financial Data

The Company has derived the following selected consolidated financial and other data in part from its consolidated financial statements. The following is only a summary and you should read it in conjunction with the Company’s consolidated financial statements and notes thereto. The information at June 30, 2016 and 2015 and for the fiscal years ended June 30, 2016 and 2015 is derived in part from the audited consolidated financial statements that appear in Item 8 of this Annual Report on Form 10-K. The information at June 30, 2014 and 2013, and 2012, and for the fiscal years ended June 30, 2014, 2013 and 2012, is derived in part from audited consolidated financial statements that do not appear in this document.

	At June 30,
	2016	2015	2014	2013	2012
	(In thousands)
Selected Financial Condition Data:

Total assets	$502,557	$473,601	$461,039	$454,378	$452,343
Cash and cash equivalents	5,133	5,326	7,335	12,793	11,413
Securities available-for-sale, at fair value	70,436	45,657	48,081	38,450	47,213
Securities held-to-maturity, at amortized cost	144,343	164,096	142,176	134,989	105,195
Loans receivable, net	251,344	224,046	230,126	232,171	248,572
Loans held-for-sale	-	-	100	1,037	776
Deposits	356,066	357,641	347,256	341,285	342,338
Borrowings	56,259	59,537	57,681	58,349	57,153
Total stockholders' equity	85,088	51,744	51,451	50,081	48,135

	For the Year Ended June 30,
	2016	2015	2014	2013	2012
	(In thousands)
Selected Operating Data:

Interest and dividend income	$13,785	$13,574	$13,904	$15,253	$17,738
Interest expense	3,224	3,608	3,999	4,794	6,655
Net interest income	10,561	9,966	9,905	10,459	11,083
Provision for loan losses	663	535	55	770	1,152
Net interest income after provision for loan losses	9,898	9,431	9,850	9,689	9,931
Non-interest income	2,689	2,361	2,492	2,536	2,279
Non-interest expense	11,448	11,306	11,187	10,583	10,945
Income before income taxes	1,139	486	1,155	1,642	1,265
Income tax expense (benefit)	239	(65)	152	305	215
Net income	$900	$551	$1,003	$1,337	$1,050

	June 30,
	2016	2015	2014	2013	2012

Selected Financial Ratios and Other Data:

Performance Ratios:
Return on average assets	0.18%	0.12%	0.22%	0.30%	0.23%
Return on average equity	1.36	1.06	1.98	2.66	2.25
Interest rate spread (1)	2.09	2.04	2.13	2.27	2.34
Net interest margin (2)	2.30	2.23	2.32	2.47	2.57
Non-interest expense to average assets	2.35	2.36	2.46	2.34	2.37
Efficiency ratio (3)	86.40	91.72	90.24	81.44	81.91
Basic earnings per share	$0.12	$0.07	$0.13	$0.18	$0.14
Diluted earnings per share	$0.12	$0.07	$0.13	$0.18	$0.14
Average interest-earning assets to average interest-bearing liabilities	130.88%	122.24%	120.42%	118.55%	115.10%
Dividend payout ratio	102.00%	71.32%	-	-	-

Capital Ratios:
Equity to total assets at end of period	16.93%	10.93%	11.16%	11.02%	10.64%
Average equity to average assets	13.56	10.91	11.12	11.10	10.11
Total capital to risk-weighted assets	21.77	15.18	18.68	18.19	16.36
Tier 1 capital to risk-weighted assets	20.95	14.41	17.62	17.00	15.15
Common Equity Tier 1 capital to risk-weighted assets	20.95	14.41	-	-	-
Tier 1 capital to adjusted total assets	12.23	8.70	8.87	8.70	8.24

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	0.91%	0.96%	1.02%	1.15%	1.16%
Allowance for loan losses as a percent of non-performing loans	54.06	38.57	33.73	42.46	34.74
Net charge-offs to average outstanding loans during the period	0.23	0.32	0.16	0.40	0.51
Non-performing loans as a percent of total loans	1.69	2.50	3.04	2.71	3.34
Non-performing assets as a percent of total assets	1.22	1.86	1.87	1.76	2.23

Other Data:
Number of full-service offices	8	8	8	8	8

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	Represents non-interest expense divided by the sum of net interest income and non-interest income.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses changes in the financial condition and results of operations at and for the years ended June 30, 2016 and 2015, and should be read in conjunction with the Company’s Consolidated Financial Statements and the notes thereto, appearing in Part II, Item 8 of this Annual Report on Form 10-K.

Overview

Our profitability is highly dependent on our net interest income, which is the difference between our interest income on interest-earning assets, such as loans and securities, and our interest expense on interest-bearing liabilities, such as deposits and borrowed funds.

Our net income increased $349,000, or 63.3%, to $900,000, or $0.12 per basic and diluted share for the fiscal year ended June 30, 2016, compared to $551,000, or $0.07 per basic and diluted share for the fiscal year ended June 30, 2015. The increase was due primarily to an increase in net interest income of $595,000 to $10.6 million for the fiscal year ended June 30, 2016 from $10.0 million for the fiscal year ended June 30, 2015.  Non-interest income increased $328,000 to $2.7 million for the fiscal year ended June 30, 2016 and non-interest expense increased by $142,000 to $11.4 million for the fiscal year ended June 30, 2016 from $11.3 million for the fiscal year end June 30, 2015.

Net income was negatively affected by an increase in the provision for loan loss of $128,000 to $663,000 for the fiscal year ended June 30, 2016 from $535,000 for the fiscal year ended June 30, 2015. Income tax expense increased by $304,000 to $239,000 for the fiscal year ended June 30, 2016 compared to an income tax benefit of $65,000 for the fiscal year ended June 30, 2015.

An increase in interest rates will present us with a challenge in managing our interest rate risk. As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, which can result in interest expense increasing more rapidly than increases in interest income as interest rates increase. Therefore, increases in interest rates may adversely affect our net interest income, which in turn would likely have an adverse effect on our results of operations. As described in “—Market Risk,” we expect that our net interest income and our net portfolio value would decrease as a result of an instantaneous increase in interest rates. We use a variety of strategies to help manage interest rate risk, as described in “—Market Risk.” In addition, see “Item 1a.—Risk Factors——Future changes in interest rates may reduce our profits.”

Unlike larger financial institutions that are more geographically diversified, our profitability depends primarily on the general economic conditions in Eastern Connecticut and the Rhode Island and Massachusetts communities adjacent to Windham County, Connecticut. Local economic conditions have a significant impact on our commercial real estate and construction and consumer loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. In addition, changes in economic conditions could result in increased actual losses or increased losses inherent in our loan portfolio, either of which could require us to significantly increase the level of our provision for loan losses. Changes in economic conditions could further negatively affect us as described in “Item 1a.—Risk Factors—A worsening of economic conditions could reduce demand for our products and services and/or result in increases in our level of non-performing loans, which could have an adverse effect on our results of operations.”

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assumptions by management and that have, or could have, a material impact on our income or the carrying value of our assets. Our critical accounting policies are those related to our allowance for loan losses, other-than-temporary impairment of investment securities, valuation of goodwill and the realizability of deferred tax assets. Management has discussed the development, selection and application of these critical accounting policies with the Audit Committee of the board of directors.

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover credit losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged against income.

Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. We consider a variety of factors in establishing this estimate including, but not limited to, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal and external loan reviews and other relevant factors. This evaluation is inherently subjective as it requires material estimates by management that may be susceptible to significant change. The allowance for loan losses has three components: general, specific and unallocated as further discussed below.

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, residential construction, commercial and consumer/other. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; loan concentrations, trends in volume and terms of loans; changes in lending practices and procedures; changes in lending management and staff; changes in the value of underlying collateral; changes in the quality of the loan review system; national and local economic trends and conditions and the effects of other external factors. There were no changes in our policies or methodology pertaining to the general component of the allowance for loan losses during the fiscal year ended June 30, 2016.

The specific component relates to loans that are classified as impaired. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent or foreclosure is probable. An allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, we do not separately identify individual consumer and residential real estate loans for impairment disclosures, unless such loans are subject to a troubled debt restructuring (“TDR”) agreement.

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

We periodically may agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a TDR. All TDRs are classified as impaired.

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general reserves in the portfolio.

Other-Than-Temporary Impairment of Securities. Management periodically reviews all investment securities with significant declines in fair value for potential other-than-temporary impairment pursuant to the guidance provided by ASC 320-10 “Investments-Debt and Equity Securities”. The guidance addresses the determination as to when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.

Goodwill. Our goodwill (the amount paid in excess of fair value of acquired net assets) is reviewed at least annually to ensure that there have been no events or circumstances resulting in an impairment of the recorded amount of excess purchase price. Adverse changes in the economic environment, operations of acquired business units, or other factors could result in a decline in projected fair values. If the estimated fair value is less than the carrying amount, a loss would be recognized to reduce the carrying amount to fair value.

Deferred Tax Assets and Liabilities. Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax basis of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. A valuation allowance is established against deferred tax assets when, based upon the available evidence including historical and projected taxable income, it is more likely than not that some or all of the deferred tax assets will not be realized.

Comparison of Financial Condition at June 30, 2016 and June 30, 2015

Assets. Total assets were $502.6 million at June 30, 2016, an increase of $29.0 million, or 6.1%, from $473.6 million at June 30, 2015. The increase was primarily due to an increase in net loans of $27.3 million during the fiscal year ended June 30, 2016.

Cash and Cash Equivalents. Cash and cash equivalents have remained consistent with prior year, decreasing $193,000 or 3.6% to $5.1 million at June 30, 2016 compared to $5.3 million at June 30, 2015.

Loans. Net loans outstanding increased $27.3 million, or 12.2%, to $251.3 million at June 30, 2016 from $224.0 million at June 30, 2015. The increase in loans was primarily due to a $18.4 million, or 10.3%, increase in residential real estate loans to $197.4 million at June 30, 2016 from $179.0 million at June 30, 2015. Included in the increase in residential real estate were purchases of $14.6 million in loans during the fiscal year ended June 30, 2016. Commercial real estate loans increased $3.7 million, or 9.0%, to $45.5 million at June 30, 2016 from $41.8 million at June 30, 2015. Commercial loans increased $6.5 million, or 194.5%, to $9.8 million at June 30, 2016 from $3.3 million at June 30, 2015. Included in the increase in commercial loans were purchases of $4.1 million in loans during the fiscal year ended June 30, 2016.

Securities. Investments in held-to-maturity securities decreased $19.8 million, or 12.0%, to $144.3 million at June 30, 2016 compared to $164.1 million at June 30, 2015, while investments in available-for-sale securities increased $24.7 million, or 54.3%, to $70.4 million at June 30, 2016 compared to $45.7 million at June 30, 2015. The net increase in securities was primarily due to investing some of the net proceeds raised in the recent stock offering completed in January 2016.

Deposits. Total deposits decreased $1.5 million, or 0.4%, to $356.1 million at June 30, 2016 from $357.6 million at June 30, 2015. We experienced increases in demand deposits ($5.8 million, or 9.8%), MMDA accounts ($791,000, or 4.6%) and savings accounts ($7.2 million, or 10.4%). We experienced decreases in time deposits ($7.9 million, or 6.6%) and NOW accounts ($7.5 million, or 8.1%). We believe that, in the current low interest rate environment, customers are avoiding longer-term deposits in favor of having immediate access to their funds in the event of increases in interest rates.

Borrowings. Total Federal Home Loan Bank borrowings decreased $2.8 million, or 5.0%, to $53.9 million at June 30, 2016 from $56.7 million at June 30, 2015. Total securities sold under agreements to repurchase decreased $438,000, or 15.7%, to $2.4 million at June 30, 2016 from $2.8 million at June 30, 2015.

Stockholders’ Equity. Total stockholders’ equity increased $33.3 million, or 64.4% to $85.1 million at June 30, 2016 from $51.7 million at June 30, 2015. The increase was primarily due to $32.4 million in net proceeds received in the stock offering completed in January 2016 (See Item 1. Business-PB Bancorp, Inc.). Dividends paid during the fiscal year ended June 30, 2016 were $918,000. Stockholders’ equity was also increased by $900,000 in net income for the fiscal year ended June 30, 2016.

Comparison of Operating Results for the Fiscal Years Ended June 30, 2016 and 2015

Net Income. Net income was $900,000, or $0.12 per basic and diluted share, for the fiscal year ended June 30, 2016 compared to $551,000 or $0.07 per basic and diluted share, for the fiscal year ended June 30, 2015.

Interest and Dividend Income. Interest and dividend income increased by $211,000, or 1.6%, to $13.8 million for the fiscal year ended June 30, 2016 from $13.6 million for the fiscal year ended June 30, 2015. The increase in interest and dividend income was caused by increases in income on loans, debt securities and other dividend and interest income.

Interest income on investment securities increased by $95,000, or 2.4%, to $4.1 million for the fiscal year ended June 30, 2016 from $4.0 million for the fiscal year ended June 30, 2015. The increase was due to an increase in average investment securities of $9.7 million, or 4.8%, to $211.6 million for the fiscal year ended June 30, 2016 from $201.9 million for the fiscal year ended June 30, 2015, as the yield on average investment securities decreased to 1.93% for the fiscal year ended June 30, 2016 from 1.97% for the fiscal year ended June 30, 2015.

Interest income on loans increased by $85,000, or 0.9%, to $9.6 million for the fiscal year ended June 30, 2016 from $9.5 million for the fiscal year ended June 30, 2015. This was due to an increase in average loans of $6.0 million, or 2.6% to $236.6 million for the fiscal year ended June 30, 2016 from $230.6 million for the fiscal year ended June 30, 2015. The yield on average loans decreased seven basis points to 4.07% for the fiscal year ended June 30, 2016 from 4.14% for the fiscal year ended June 30, 2015, due to continued repayments of higher-yielding loans and originating newer loans in a lower interest rate environment.

Interest income on other interest-earning assets, consisting primarily of excess funds invested overnight with the Federal Reserve Bank of Boston, increased $31,000, or 66.0%, to $78,000 for the fiscal year ended June 30, 2016 from $47,000 for the fiscal year ended June 30, 2015. The average balance of other interest-earning assets decreased $3.5 million, or 25.5% to $10.3 million for the fiscal year ended June 30, 2016 from $13.8 million for the fiscal year ended June 30, 2015, offset by the yield on other interest-earning assets increasing 41 basis points to 0.75% for the fiscal year ended June 30, 2016 from 0.34% for the fiscal year ended June 30, 2015.

Interest Expense. Interest expense decreased by $384,000, or 10.6%, to $3.2 million for the fiscal year ended June 30, 2016 from $3.6 million for the fiscal year ended June 30, 2015, due to decreases in interest expense on interest-bearing deposits and borrowings.

Interest expense on interest-bearing deposits decreased by $321,000, or 14.8%, to $1.8 million for the fiscal year ended June 30, 2016 from $2.1 million for the fiscal year ended June 30, 2015. Interest expense on time deposits decreased $231,000, or 14.2%, to $1.4 million for the fiscal year ended June 30, 2016 from $1.6 million for the fiscal year ended June 30, 2015, due to a decrease in average time deposits of $8.2 million, or 6.7% and a decrease in the rate we paid on time deposits to 1.22% for the fiscal year ended June 30, 2016 from 1.33% for the fiscal year ended June 30, 2015. Interest expense on NOW accounts decreased $54,000, or 13.7%, to $341,000 for the fiscal year ended June 30, 2016 from $395,000 for the fiscal year ended June 30, 2015, due to a decrease in average NOW accounts of $1.8 million, or 2.1% and a decrease in the rate we paid on NOW accounts to 0.39% for the fiscal year ended June 30, 2016 from 0.45% for the fiscal year ended June 30, 2015. Our interest expense on interest-bearing deposits has benefited from a shift in higher-rate time deposits to lower-rate non-maturity accounts. The cost of interest-bearing deposits decreased to 0.63% for the fiscal year ended June 30, 2016 from 0.73% for the fiscal year ended June 30, 2015. The decrease in yield also resulted from the continued low interest rate environment.

Interest expense on interest-bearing borrowings decreased by $63,000, or 4.4%, at $1.4 million for each the fiscal years ended June 30, 2016 and 2015. The rate paid on other borrowed money decreased five basis points to 0.11% for the fiscal year ended June 30, 2016 from 0.16% for the fiscal year ended June 30, 2015. Average other borrowed money decreased $9.6 million, or 63.0%, to $5.6 million for the fiscal year ended June 30, 2016 from $15.2 million for the fiscal year ended June 30, 2015. In addition, the average rate of Federal Home Loan Bank borrowings decreased eight basis points to 2.59% for the fiscal year ended June 30, 2016 from 2.67% for the fiscal year ended June 30, 2015.

Net Interest Income. Net interest income increased $595,000, or 6.0%, to $10.6 million for the fiscal year ended June 30, 2016 from $10.0 million for the fiscal year ended June 30, 2015. Our interest rate spread increased to 2.09% for the fiscal year ended June 30, 2016 from 2.04% for the fiscal year ended June 30, 2015, and our net interest margin increased to 2.30% for the fiscal year ended June 30, 2016 from 2.23% for the fiscal year ended June 30, 2015. Our net interest-earning assets increased $27.0 million, or 33.2%, to $108.2 million.

Provision for Loan Losses. The provision for loan losses increased $128,000, or 23.9% to $663,000 for the fiscal year ended June 30, 2016 from $535,000 for the fiscal year ended June 30, 2015.  The increased provision for loan losses reflects growth in total loans of $27.4 million, or 12.1% during the twelve months ended June 30, 2016. Net charge-offs decreased $205,000, or 27.7% to $535,000 for the fiscal year ended June 30, 2016 from $740,000 in net charge-offs for the fiscal year ended June 30, 2015.   Total past due loans 60 days and greater decreased $2.8 million, or 84.7%, to $499,000 at June 30, 2016 from $3.3 million at June 30, 2015. The allowance for loan losses was $2.3 million at June 30, 2016 compared to $2.2 million at June 30, 2015.  The ratio of the allowance to total loans outstanding was 0.91% as of June 30, 2016 compared to 0.96% as of June 30, 2015, and the ratio of the allowance to non-performing loans was 54.06% as of June 30, 2016 compared to 38.57% as of June 30, 2015. For further information, see “Business of Putnam Bank—Allowance for Loan Losses.”

Non-interest Income. Non-interest income increased $328,000, or 13.9%, to $2.7 million for the fiscal year ended June 30, 2016 compared to $2.4 million for the fiscal year ended June 30, 2015. This was primarily due to an increase in gains on sales of other real estate owned of $248,000 to $352,000 for the fiscal year ended June 30, 2016 compared to $104,000 for the fiscal year ended June 30, 2015. Other-than-temporary write-downs of investment securities decreased by $71,000, or 45.8% to $84,000 for the fiscal year ended June 30, 2016 compared to $155,000 for the fiscal year ended June 30, 2015. The write-downs for the fiscal years ended June 30, 2016 and 2015 consisted of credit losses on non-agency mortgage-backed securities. Fees for services increased $41,000, or 2.4%, to $1.8 million for the fiscal year ended June 30, 2016 compared to $1.7 million for the fiscal year ended June 30, 2015. Net commissions from brokerage services decreased $18,000, or 11.9%, to $133,000 for the fiscal year ended June 30, 2016 compared to $151,000 for the fiscal year ended June 30, 2015.

Non-interest Expense. Non-interest expense increased by $142,000, or 1.3%, to $11.4 million for the fiscal year ended June 30, 2016 compared to $11.3 million for the fiscal year ended June 30, 2015. Salaries and employee benefits expense increased by $307,000, or 4.9%, to $6.5 million for the fiscal year ended June 30, 2016 from $6.2 million for the fiscal year ended June 30, 2015. This increase was primarily due to salary expense increasing $197,000, or 4.2%, to $4.9 million for the fiscal year ended June 30, 2016 compared to $4.7 million for the fiscal year ended June 30, 2015 and bonus expense increasing $91,000, or 59.4% to $244,000 for the fiscal year ended June 30, 2016 compared to $153,000 for the fiscal year ended June 30, 2015. Occupancy and equipment expense remained relatively unchanged at $1.2 million for both fiscal years ended June 30, 2016 and 2015. All other non-interest expense, consisting primarily of data processing expense, Federal Deposit Insurance Corporation deposit insurance, professional fees and marketing expense decreased by $150,000, or 3.9%, to $3.7 million for the fiscal year ended June 30, 2016 from $3.8 million for the fiscal year ended June 30, 2015. This was primarily due to decreases in regulatory assessments of $68,000 and other real estate owned expenses of $204,000. This was partially offset by an increase in write-downs of other real estate owned of $71,000. Other real estate owned properties decreased to $1.9 million at June 30, 2016 from $3.2 million at June 30, 2015.

Provision for Income Taxes. Income tax expense increased by $304,000 to $239,000 for the fiscal year ended June 30, 2016 compared to an income tax benefit of $65,000 for the fiscal year ended June 30, 2015. Our effective tax rate was 21.0% for the year ended June 30, 2016, compared to (13.4%) for the year ended June 30, 2015. The primary reason was an increase in income before income tax expense of $653,000, or 134.4%, to $1.1 million for the fiscal year ended June 30, 2016 compared to $486,000 for the fiscal year ended June 30, 2015. Partially offsetting this was the recording of a $21,000 valuation allowance against a portion of our contribution carryforwards and movements in certain tax preference items. The tax benefit in 2015 was due primarily to a low pre-tax income of $486,000, and the relationship of pre-tax income to tax preference items such as certain dividend income, bank-owned life insurance income and employee stock option expense. The effective tax rates differed from the statutory tax rate of 34% primarily due to the dividends-received deduction applicable to certain securities in our investment portfolio and non-taxable bank-owned life insurance income.

Average Balance Sheet

The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the years ended June 30,
	2016			2015			2014
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost	Balance	Expense	Cost
	(Dollars in thousands)

Interest earning assets:
Investment securities (1)	$211,643	$4,079	1.93%	$201,909	$3,984	1.97%	$188,434	$3,731	1.98%
Loans	236,628	9,628	4.07%	230,600	9,543	4.14%	232,612	10,162	4.37%
Other interest earning assets	10,332	78	0.75%	13,876	47	0.34%	5,384	11	0.20%
Total interest-earnings assets	458,603	13,785	3.01%	446,385	13,574	3.04%	426,430	13,904	3.26%
Non-interest-earning assets	28,831			28,745			28,908
Total assets	$487,434			$475,130			$455,338

Interest-bearing liabilities:
NOW accounts	$86,574	341	0.39%	$88,418	395	0.45%	$88,824	442	0.50%
Savings accounts	72,298	67	0.09%	66,895	87	0.13%	60,847	89	0.15%
Money market accounts	18,143	35	0.19%	18,623	51	0.27%	16,469	62	0.38%
Time deposits (2)	114,663	1,398	1.22%	122,832	1,629	1.33%	126,020	1,851	1.47%
Total interest-bearing deposits	291,678	1,841	0.63%	296,768	2,162	0.73%	292,160	2,444	0.84%
FHLB advances	53,111	1,377	2.59%	53,181	1,421	2.67%	54,014	1,540	2.85%
Other borrowed money	5,621	6	0.11%	15,212	25	0.16%	7,952	15	0.19%
Total borrowings	58,732	1,383	2.35%	68,393	1,446	2.11%	61,966	1,555	2.51%
Total interest-bearing liabilities	350,410	3,224	0.92%	365,161	3,608	1.00%	354,126	3,999	1.13%
Non-interest-bearing demand deposits	68,809			55,869			48,114
Other non-interest-bearing liabilities	2,122			2,286			2,460
Capital accounts	66,093			51,814			50,638
Total liabilities and capital accounts	$487,434			$475,130			$455,338

Net interest income		$10,561			$9,966			$9,905
Interest rate spread			2.09%			2.04%			2.13%
Net interest-earning assets	$108,193			$81,224			$72,304
Net interest margin			2.30%			2.23%			2.32%
Average earning assets to average interest-bearing liabilities			130.88%			122.24%			120.42%

(1)	Includes debt securities, marketable equity securities and Federal Home Loan Bank stock.
(2)	Includes certificates of deposit and club accounts.

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionately based on the changes due to rate and the changes due to volume.

	Years ended June 30,			Years ended June 30,
	2016 Compared to 2015			2015 Compared to 2014
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate	Volume	Net	Rate	Volume	Net
	(in thousands)
Interest-earning assets:
Interest and Dividend Income:
Investment securities (1)	$(94)	$189	$95	$(13)	$266	$253
Loans	(162)	247	85	(532)	(87)	(619)
Other interest-earning assets	46	(15)	31	11	25	36
Total interest-earning assets	(210)	421	211	(534)	204	(330)

Interest-bearing liabilities
Interest Expense:
NOW accounts	(46)	(8)	(54)	(45)	(2)	(47)
Savings accounts	(27)	7	(20)	(10)	8	(2)
Money Market accounts	(15)	(1)	(16)	(18)	7	(11)
Time deposits (2)	(127)	(104)	(231)	(176)	(46)	(222)
Total interest-bearing deposits	(215)	(106)	(321)	(249)	(33)	(282)
FHLB advances	(42)	(2)	(44)	(96)	(23)	(119)
Other borrowed money	(7)	(12)	(19)	(2)	12	10
Total borrowings	(49)	(14)	(63)	(98)	(11)	(109)
Total interest-bearing liabilities	(264)	(120)	(384)	(347)	(44)	(391)

Change in net interest income	$54	$541	$595	$(187)	$248	$61

(1)	Includes debt securities, marketable equity securities and Federal Home Loan Bank stock.
(2)	Includes certificates of deposit and club accounts.

Market Risk

The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk (“IRR”). Our assets, consisting primarily of mortgage loans, have longer maturities than our liabilities, consisting primarily of deposits and other borrowings. As a result, a principal part of our business strategy is to manage IRR and reduce the exposure of our net interest income (“NII”) to changes in market interest rates. Accordingly, our board of directors has established an Asset/Liability Management Committee which is responsible for evaluating the IRR inherent in our assets and liabilities, for determining the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors. With the assistance of an IRR management consultant, the committee monitors the level of IRR on a regular basis and generally meets at least on a quarterly basis to review our asset/liability policies and IRR position.

We have sought to manage our IRR to minimize the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset/liability management, we currently use the following strategies to manage our IRR: (i) using alternative funding sources, such as advances from the Federal Home Loan Bank of Boston, to “match fund” certain investments and/or loans; (ii) continued emphasis on increasing core deposits; (iii) offering adjustable rate and shorter-term second mortgages, commercial real estate loans, construction loans and commercial and industrial loans; and (iv) investing in mortgage-backed securities with variable rates or fixed rates with shorter durations. Shortening the average maturity of our interest-earning assets by increasing our investments in shorter-term loans and securities, as well as loans and securities with variable rates of interest, helps to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our NII to changes in market interest rates.

Net interest income at-risk measures the risk of a decline in earnings due to potential short-term and long term changes in interest rates. The table below represents an analysis of our IRR as measured by the estimated changes in NII, resulting from an instantaneous and sustained parallel shift in the yield curve (+100 and +200 basis points and -100 basis points) at June 30, 2016 and June 30, 2015.

Net Interest Income At-Risk

	Estimated Increase (Decrease)	Estimated Increase (Decrease)
Change in Interest Rates	in NII	in NII
(Basis Points)	June 30, 2016	June 30, 2015

Stable
+ 200	(2.83)%	(3.50)%
+ 100	0.31%	(0.18)%
- 100	(3.14)%	(2.93)%

The preceding income simulation analysis does not represent a forecast of NII and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions, which are subject to change, including: the nature and timing of interest rate levels including the yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows, and others. Also, as market conditions vary, prepayment/refinancing levels, the varying impact of interest rate changes on caps and floors embedded in adjustable rate loans, early withdrawal of deposits, changes in product preferences, and other internal/external variables will likely deviate from those assumed.

Net Portfolio Value Simulation Analysis. We compute the amounts by which the net present value of our cash flow from assets, liabilities and off-balance sheet items (the institution’s net portfolio values or “NPV”) would change in the event of a range of assumed changes in market interest rates. Given the current low level of market interest rates, we do not prepare a net portfolio value calculation for an interest rate decrease of greater than 100 basis points. A basis point equals one-hundredth of one percent, and 200 basis points equals two percent, an increase in interest rates from 3% to 5% would mean, for example, a 200 basis point increase in the “Change in Interest Rates” column below.

The tables below set forth, at June 30, 2016, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve based on information produced by an external consultant. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. This data is for Putnam Bank only and does not include any yield curve changes in the assets of PB Bancorp, Inc.

				NPV as a Percentage of Present
				Value of Assets (3)
		Estimated Increase (Decrease) in
Change in		NPV			Increase
Interest Rates	Estimated				(Decrease)
(basis points) (1)	NPV (2)	Amount	Percent	NPV Ratio (4)	(basis points)

+300	$59,524	$(15,822)	-21.00%	13.13%	(216)
+200	$66,382	$(8,964)	-11.90%	14.21%	(108)
+100	$72,159	$(3,187)	-4.23%	15.01%	(27)
0	$75,346	$-	0.00%	15.29%	0
-100	$79,333	$3,987	5.29%	15.73%	44

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV ratio represents NPV divided by the present value of assets.

Liquidity and Capital Resources

The term “liquidity” refers to the ability of PB Bancorp, Inc. and Putnam Bank to meet current and future short-term financial obligations. PB Bancorp, Inc. and Putnam Bank further define liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses. Liquidity management is both a daily and long-term function of business management. Putnam Bank’s primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, and Federal Home Loan Bank borrowings. Putnam Bank can borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and securities. Putnam Bank had Federal Home Loan Bank borrowings as of June 30, 2016 of $53.9 million with unused borrowing capacity of $55.5 million.

The Bank’s primary investing activities are the origination of loans and the purchase of investment securities. During the fiscal year ended June 30, 2016, the Bank’s loan originations net of principal collections were $11.8 million compared to principal collections, net of loan originations of $3.7 million as of June 30, 2015. Purchases of securities totaled $48.2 million and $54.9 million for the fiscal years ended June 30, 2016 and 2015, respectively. Loan purchases were $18.7 million for the fiscal year ended June 30, 2016 compared to $1.2 million for the fiscal year ended June 30, 2015.

Loan repayments and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds. Deposit flows are affected by the level of interest rates, by the interest rates and products offered by competitors and by other factors. Putnam Bank monitors its liquidity position frequently and anticipates that it will have sufficient funds to meet its current funding commitments.

Certificates of deposit totaled $111.1 million at June 30, 2016, of which $50.6 million had maturities of one year or less. Putnam Bank relies on competitive rates, customer service and long-standing relationships with customers to retain deposits. Based on our experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with us.

PB Bancorp, Inc. is a separate legal entity from Putnam Bank and must provide for its own liquidity for its liquidity needs, such as to repurchase stock. PB Bancorp, Inc.’s primary source of liquidity is the receipt of dividends paid by Putnam Bank. At June 30, 2016, PB Bancorp, Inc. (on an unconsolidated, stand-alone basis) had liquid assets of $13.8 million.

The net proceeds from the stock offering have significantly increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including funding loans. Our financial condition and results of operations has been enhanced by the net proceeds from the stock offering, which will increase our net interest-earning assets and net interest income. However, due to the increase in equity resulting from the net proceeds raised in the stock offering, as well as other factors associated with the stock offering, our return on equity has been adversely affected following the stock offering.

Management is not aware of any other known trends, events or uncertainties that will have, or are reasonably likely to have, a material effect on PB Bancorp, Inc.’s or Putnam Bank’s liquidity, capital or operations, nor is management aware of any current recommendations by regulatory authorities which, if implemented, would have a material effect on PB Bancorp, Inc.’s or Putnam Bank’s liquidity, capital or operations.

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, lines of credit, and letters of credit.

For the year ended June 30, 2016, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Impact of Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see note 2 of the notes to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Effect of Inflation and Changing Prices

The financial statements and related financial data presented in this Annual Report on Form 10-K have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is included in “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation,” above.

ITEM 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PB BANCORP, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

PB Bancorp, Inc.

We have audited the consolidated balance sheets of PB Bancorp, Inc. and Subsidiary (the “Company”) as of June 30, 2016 and 2015, and the related consolidated statements of net income, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PB Bancorp, Inc. and Subsidiary as of June 30, 2016 and 2015, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Wolf & Company, P.C.

Boston, Massachusetts

September 26, 2016

PB Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

June 30, 2016 and 2015

(In thousands, except share data)

	2016	2015
ASSETS
Cash and due from depository institutions	$4,753	$4,562
Interest-bearing deposits with other banks	380	764
Cash and cash equivalents	5,133	5,326

Investments in available-for-sale securities, at fair value	70,436	45,657
Investments in held-to-maturity securities (fair value of $147,217 as of June 30, 2016 and $165,644 as of June 30, 2015)	144,343	164,096
Federal Home Loan Bank stock, at cost	3,819	5,371

Loans	253,647	226,221
Allowance for loan losses	(2,303)	(2,175)
Net loans	251,344	224,046
Premises and equipment	3,639	3,763
Accrued interest receivable	1,216	1,051
Other real estate owned	1,895	3,155
Goodwill	6,912	6,912
Bank-owned life insurance	9,699	9,427
Deferred tax asset	2,538	2,704
Other assets	1,583	2,093
Total assets	$502,557	$473,601

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$65,700	$59,854
Interest-bearing	290,366	297,787
Total deposits	356,066	357,641
Mortgagors' escrow accounts	2,657	2,363
Federal Home Loan Bank advances	53,900	56,740
Securities sold under agreements to repurchase	2,359	2,797
Other liabilities	2,487	2,316
Total liabilities	417,469	421,857

Commitments and Contingencies (Notes 4, 9 and 11)

Stockholders' equity:
Preferred stock, 50,000,000 shares authorized, $0.01 par value, no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.01 par value, 7,880,402 shares issued and outstanding at June 30, 2016; 14,288,400 shares authorized, $0.10 par value, 8,267,178 shares issued, 7,789,036 shares outstanding at June 30, 2015. (1)	79	694
Additional paid-in capital	62,837	30,602
Retained earnings	25,901	25,919
Accumulated other comprehensive loss	(143)	(198)
Unearned ESOP shares	(3,586)	(1,182)
Treasury stock, at cost (478,142 shares at June 30, 2015) (1)	-	(4,091)
Total stockholders' equity	85,088	51,744
Total liabilities and stockholders' equity	$502,557	$473,601

(1)	Share amounts related to periods prior to the date of completion of the Conversion (January 7, 2016) have been restated to give retroactive recognition to the exchange ratio appiled in the Convertion (1.1907 to one).

The accompanying notes are an integral part of these consolidated financial statements.

PB Bancorp, Inc. and Subsidiary

Consolidated Statements of Net Income

Years Ended June 30, 2016 and 2015

(In thousands, except share data)

	2016	2015
Interest and dividend income:
Interest and fees on loans	$9,628	$9,543
Interest on debt securities	3,460	3,434
Dividends on marketable equity securities	458	459
Dividends on Federal Home Loan Bank stock	161	91
Other interest and dividend income	78	47
Total interest and dividend income	13,785	13,574

Interest expense:
Interest on deposits	1,841	2,162
Interest on Federal Home Loan Bank advances	1,377	1,421
Interest on securities sold under agreements to repurchase	6	25
Total interest expense	3,224	3,608
Net interest and dividend income	10,561	9,966
Provision for loan losses	663	535
Net interest and dividend income after provision for loan losses	9,898	9,431

Non-interest income:
Total other-than-temporary impairment losses on debt securities	(407)	(414)
Portion of losses recognized in other comprehensive income	323	259
Net impairment losses recognized in earnings	(84)	(155)
Fees for services	1,751	1,710
Mortgage banking activities	88	97
Net commissions from brokerage services	133	151
Bank-owned life insurance income	272	277
Gain on sales of other real estate owned	352	104
Other income	177	177
Total non-interest income	2,689	2,361

Non-interest expense:
Compensation and benefits	6,520	6,213
Occupancy and equipment	1,232	1,247
Data processing	860	841
LAN/ WAN network	148	148
Advertising and marketing	184	195
Regulatory assessment	10	78
Professional fees	436	477
FDIC deposit insurance	373	378
Other real estate owned	228	432
Write-down of other real estate owned	120	49
Other	1,337	1,248
Total non-interest expense	11,448	11,306

Income before income tax expense (benefit)	1,139	486

Income tax expense (benefit)	239	(65)
Net income	$900	$551

Earnings per common share:
Basic	$0.12	$0.07
Diluted	$0.12	$0.07
Weighted average common shares outstanding:
Basic (1)	7,546,165	7,638,788
Diluted (1)	7,546,165	7,638,788

(1)	Share amounts related to periods prior to the date of completion of the Conversion (January 7, 2016) have been restated to give retroactive recognition to the exchange ratio appiled in the Convertion (1.1907 to one).

The accompanying notes are an integral part of these consolidated financial statements.

PB Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

Years Ended June 30, 2016 and 2015

	2016	2015
	(In thousands)

Net income	$900	$551

Other comprehensive income:
Net unrealized holding gains on available-for-sale securities	326	166
Reclassification adjustment for losses realized in income on available-for-sale securities (1)	84	155
Non credit portion of other-than-temporary losses on available-for-sale securities	(323)	(259)

Other comprehensive income before tax	87	62
Income tax expense related to other comprehensive income	(32)	(23)
Other comprehensive income net of tax	55	39

Total comprehensive income	$955	$590

(1)	Amounts are included in net impairment losses recognized in earnings in non-interest income on the consolidated statements of net income. Income tax benefit associated with these reclassification adjustments was $29,000 and $53,000 for the years ended June 30, 2016 and 2015, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

PB Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended June 30, 2016 and 2015

				Accumulated
		Additional		Other	Unearned
	Common	Paid-in	Retained	Comprehensive	ESOP	Treasury
	Stock	Capital	Earnings	Loss	Shares	Stock	Total
	(In thousands)

Balance at June 30, 2014	$694	$30,602	$25,793	$(237)	$(1,310)	$(4,091)	$51,451

Comprehensive income	-	-	551	39	-	-	590
Cash dividends declared ($0.06 per share)	-	-	(393)	-	-	-	(393)
ESOP shares committed to be released (15,216 shares) (1)	-	-	(32)	-	128	-	96

Balance at June 30, 2015	694	30,602	25,919	(198)	(1,182)	(4,091)	51,744

Comprehensive income	-	-	900	55	-	-	955
Cash dividends declared ($0.13 per share)	-	-	(918)	-	-	-	(918)
ESOP shares committed to be released (16,617 shares) (1)	-	-	-	-	134	-	134
Corporate reorganization:
Conversion of PSB Holdings, Inc.	(618)	33,062	-	-	-	-	32,444
Purchase of common stock by ESOP	3	2,535	-	-	(2,538)	-	-
Treasury stock retired	-	(4,091)	-	-	-	4,091	-
Contribution of Putnam Bancorp, MHC	-	729	-	-	-	-	729
Balance at June 30, 2016	$79	$62,837	$25,901	$(143)	$(3,586)	$-	$85,088

(1)	Share amounts related to periods prior to the date of completion of the Conversion (January 7, 2016) have been restated to give retroactive recognition to the exchange ratio applied in the Conversion (1.1907 to one).

The accompanying notes are an integral part of these consolidate financial statements.

PB Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

Years Ended June 30, 2016 and 2015

	2016	2015
	(In thousands)

Cash flows from operating activities:
Net income	$900	$551
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of securities, net	1,380	1,253
Impairment losses on securities	84	155
Net decrease in loans held for sale	-	100
Amortization of deferred loan costs, net	208	138
Provision for loan losses	663	535
Gain on sales of other real estate owned	(352)	(104)
Write-down of other real estate owned	120	49
Depreciation and amortization - premises and equipment	317	341
Amortization - software	117	121
Decrease (increase) in accrued interest receivable and other assets	228	(247)
Increase in cash surrender value of bank-owned life insurance	(272)	(277)
Increase (decrease) in other liabilities	171	(68)
Deferred tax expense (benefit)	134	(66)
Amortization of ESOP expense	134	96
Net cash provided by operating activities	3,832	2,577

Cash flows from investing activities:
Purchase of available-for-sale securities	(31,448)	(3,067)
Proceeds from calls, paydowns and maturities available-for-sale securities	6,512	5,276
Purchase of held-to-maturity securities	(16,721)	(51,816)
Proceeds from calls, paydowns and maturities of held-to-maturity securities	35,254	28,765
Redemption of Federal Home Loan Bank stock	1,552	556
Loan (originations) repayments, net	(11,778)	3,694
Loan purchases	(18,654)	(1,209)
Recoveries of loans previously charged off	237	281
Proceeds from sale of other real estate owned	3,518	1,109
Capital expenditures - premises and equipment	(193)	(67)
Capital expenditures - software	-	(33)
Capital expenditures - other real estate owned	-	(19)
Net cash used in investing activities	(31,721)	(16,530)

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

PB Bancorp, Inc. and Subsidiary

Consolidated Statement of Cash Flows - (Concluded)

Years Ended June 30, 2016 and 2015

	2016	2015
	(In thousands)

Cash flows from financing activities:
Net (decrease) increase in deposit accounts	(1,575)	10,385
Net increase in mortgagors' escrow accounts	294	96
Proceeds from long-term Federal Home Loan Bank advances	-	10,000
Repayment of long-term Federal Home Loan Bank advances	-	(11,000)
Net (decrease) increase in short-term Federal Home Loan Bank advances	(2,840)	4,240
Net decrease in securities sold under agreements to repurchase	(438)	(1,384)
Net proceeds from common stock offering	32,444	-
Contribution of Putnam Bancorp, MHC	729	-
Cash dividends paid on common stock	(918)	(393)
Net cash provided by financing activities	27,696	11,944

Decrease in cash and cash equivalents	(193)	(2,009)
Cash and cash equivalents at beginning of year	5,326	7,335
Cash and cash equivalents at end of year	$5,133	$5,326

Supplemental disclosures:
Cash paid (refunded) during the period for:
Interest	$3,225	$3,618
Income taxes paid	(8)	(554)
Loans transferred to other real estate owned	2,026	2,641

The accompanying notes are an integral part of these consolidated financial statements.

PB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended June 30, 2016 and 2015

1. NATURE OF OPERATIONS AND REORGANIZATION

PB Bancorp, Inc. (the “Company”) is a Maryland corporation incorporated on September 9, 2015 to be the successor to PSB Holdings, Inc. upon the completion of the second step mutual-to-stock conversion (the Conversion) of Putnam Bancorp, MHC, (the “MHC”), the top tier mutual holding company of PSB Holdings, Inc. PSB Holdings, Inc. was the former mid-tier holding company for Putnam Bank (the “Bank”). Prior to completion of the Conversion, approximately 57% of the shares of common stock of PSB Holdings, Inc. were owned by the MHC. In conjunction with the Conversion, the MHC and PSB Holdings, Inc. merged into the Company and the Company became the successor under the name PB Bancorp, Inc. The Conversion was completed on January 7, 2016. The Company raised gross proceeds of $33.7 million by selling a total of 4,215,387 shares of common stock at $8.00 per share in the second step offering. The Company utilized $2.5 million of the proceeds to fund an addition to its Employee Stock Ownership Plan (“ESOP”) loan for the acquisition of an additional 317,287 shares at $8.00 per share representing 7.5% of the shares issued in the second-step offering. The Company incurred expenses in connection with the offer and sale of the common stock totaling $1.3 million, resulting in net cash proceeds to the Company of $29.9 million. The Company invested $17.6 million of the net proceeds it received from the sale into the Bank’s operations and has retained the remaining amount for general corporate purposes. Concurrent with the completion of the stock offering, each share of PSB Holdings, Inc. stock owned by public stockholders (stockholders other than the MHC) was exchanged for 1.1907 shares of Company common stock. A total of 3,347,728 shares of Company common stock were issued in exchange. The Conversion was accounted for as a capital raising transaction by entities under common control. The historical financial results of the MHC are immaterial to the results of the Company and therefore the net assets of the MHC have been reflected as an increase to stockholders equity.

As a result of the Conversion, all share and per share information has been revised to reflect the 1.1907-to-one exchange ratio. Such revised financial information is derived from the consolidated financial statements of PSB Holdings, Inc. and its subsidiaries.

On December 30, 2014, the Bank converted from a federally-chartered savings bank to a Connecticut-chartered bank that is a member of the Federal Reserve System. The Bank provides a full range of banking services to individual and small business customers located primarily in Connecticut. The Bank is subject to competition from other financial institutions throughout the region. There are no concentrations of credit to borrowers that have similar economic characteristics. The majority of the Company’s loan portfolio is comprised of loans collateralized by real estate located in the state of Connecticut.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of the Company and its subsidiary conform to accounting principles generally accepted in the United States of America and predominant practices within the banking industry. The consolidated financial statements of the Company were prepared using the accrual basis of accounting. The significant accounting policies of the Company are summarized below to assist the reader in better understanding the consolidated financial statements and other data contained herein.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term are the allowance for loan losses, other-than-temporary impairment of securities, the valuation of goodwill and the realizability of deferred tax assets.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank, and the Bank’s wholly-owned subsidiaries, Windham North Properties, LLC, PSB Realty, LLC, and Putnam Bank Mortgage Servicing Company. Windham North Properties, LLC is used to acquire title to selected properties on which Putnam Bank forecloses. PSB Realty, LLC owns a parcel of real estate located immediately adjacent to Putnam Bank’s main office. This real estate is utilized as a loan center for Putnam Bank and there are no outside tenants that occupy the premises. PSB Realty, LLC also owns the 40 High Street, Norwich branch building and real estate. Putnam Bank Mortgage Servicing Company is a qualified “passive investment company” that is intended to reduce Connecticut state taxes on interest earned on real estate loans. All significant intercompany accounts and transactions have been eliminated in the consolidation.

Reclassifications

Reclassifications are made to prior year financial statements when necessary to conform to the current year presentation.

Cash and Cash Equivalents

For the purposes of reporting cash flows, cash and cash equivalents include cash, amounts due from depository institutions and interest-bearing deposits with other banks.

Cash and due from banks as of June 30, 2016 and 2015 includes $400,000 and $425,000, respectively, which is subject to withdrawal and usage restrictions to satisfy the reserve requirements and target balances of Bankers Bank Northeast.

Cash is maintained in bank accounts which, at times, may exceed insured limits. The Company has not experienced any losses in said accounts and does not believe it is exposed to any significant credit risk on this cash.

Securities

Investments in debt securities are adjusted for amortization of premiums and accretion of discounts computed so as to approximate the interest method. Gains or losses on sales of investment securities are computed on a specific identification basis. All security transactions are recorded on the trade date.

The Company classifies debt and equity securities into one of three categories: held-to-maturity, available-for-sale, or trading. These security classifications may be modified after acquisition only under certain specified conditions. In general, securities may be classified as held-to-maturity only if the Company has the positive intent and ability to hold them to maturity. Trading securities are defined as those bought and held principally for the purpose of selling them in the near term. All other securities are classified as available-for-sale.

Held-to-maturity securities are measured at amortized cost on the consolidated balance sheets. Unrealized holding gains and losses are not included in earnings or in other comprehensive income/loss, but are disclosed in the notes to the consolidated financial statements.

Available-for-sale securities are carried at fair value on the consolidated balance sheets. Unrealized holding gains and losses are not included in earnings but are included in other comprehensive income/loss, net of applicable taxes.

Trading securities are carried at fair value on the consolidated balance sheets. Unrealized holding gains and losses for trading securities are included in earnings. The Company held no securities classified as trading at June 30, 2016 and 2015.

Each reporting period, the Company evaluates all securities classified as available-for-sale or held-to-maturity, with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other-than-temporary (“OTTI”).

OTTI is required to be recognized if (1) the Company intends to sell the security; (2) it is “more likely than not” that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. Marketable equity securities are evaluated for OTTI based on the severity and duration of the impairment and, if deemed to be other than temporary, the declines in fair value are reflected in earnings as realized losses. For impaired debt securities that the Company intends to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI through earnings. For all other impaired debt securities, credit-related OTTI is recognized through earnings and non-credit related OTTI is recognized in other comprehensive income/loss, net of applicable taxes.

Federal Home Loan Bank of Boston Stock

The Bank, as a member of the Federal Home Loan Bank (“FHLB”) system, is required to maintain an investment in capital stock of the FHLB of Boston. Based on redemption provisions, the stock has no quoted market value and is carried at cost. At its discretion, the FHLB of Boston may declare dividends on the stock. The Bank reviews for impairment based on the ultimate recoverability of the cost basis in the stock. As of June 30, 2016, no impairment has been recognized.

Loans

The Company’s loan portfolio includes residential real estate, commercial real estate, residential construction, commercial and consumer/other segments. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

The accrual of interest on all loans is discontinued at the time a loan is 90 days past due unless the credit is well-secured and in process of collection. Past due status is based on contractual terms of the loan. In all cases, loans are placed on non-accrual if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on non-accrual is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses

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

General component

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, residential construction, commercial and consumer/other. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; loan concentrations; trends in volume and terms of loans; changes in lending practices and procedures; changes in lending management and staff; changes in the value of underlying collateral; changes in the quality of the loan review system; national and local economic trends and conditions and the effects of other external factors. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during 2016.

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

Residential construction – Loans in this segment primarily include speculative real estate development loans for which payment is derived from sale of the property. Credit risk is affected by cost overruns, time to sell at an adequate price, and market conditions.

Commercial – Loans in this segment are made to businesses and are generally secured by assets of the business. Repayment is expected from the cash flows of the business. A weakened economy, and resultant decreased consumer spending, will have an effect on the credit quality in this segment.

Consumer/other - Loans in this segment are generally secured and repayment is dependent on the credit quality of the individual borrower.

Specific component

The specific component relates to loans that are classified as impaired. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent or foreclosure is probable. An allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer/other and residential real estate loans for impairment disclosures, unless such loans are subject to a troubled debt restructuring (“TDR”) agreement.

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

The Company periodically may agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring. All TDRs are classified as impaired.

Unallocated component

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general reserves in the portfolio.

Loan Servicing

The Bank originates and sells mortgage loans in the secondary market and may retain the servicing of these loans. Mortgage servicing assets are recognized as separate assets when rights are acquired through the purchase of rights or sale of these loans. Capitalized servicing rights are reported at fair value in other assets on the consolidated balance sheets, with changes in fair value reported in other non-interest income on the consolidated statements of net income. Fair value is determined using prices for similar assets with similar characteristics when available, or based upon discounted cash flows using market-based assumptions.

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation and amortization. Cost and related allowances for depreciation and amortization of premises and equipment retired or otherwise disposed of are removed from the respective accounts with any gain or loss included in earnings. Depreciation and amortization are calculated principally on the straight-line method over the estimated useful lives of the assets or term of lease if shorter. Estimated lives are 5 to 40 years for buildings and premises, 3 to 20 years for furniture, fixtures and equipment and lease terms range from 1 to 25 years. Expenditures for replacements or major improvements are capitalized; expenditures for normal maintenance and repairs are charged to expense as incurred.

Other Real Estate Owned

Other real estate owned includes properties acquired through foreclosure and properties classified as in-substance foreclosures. These properties are carried at the lower of cost or estimated fair value less estimated costs to sell. Any write-down from cost to estimated fair value required at the time of foreclosure or classification as in-substance foreclosure is charged to the allowance for loan losses. Expenses incurred in connection with maintaining these assets, subsequent write-downs and gains or losses recognized upon sale are charged to earnings.

Goodwill

Goodwill is measured as the excess of the cost of a business acquisition over the sum of the amounts assigned to identifiable tangible and intangible assets acquired less liabilities assumed. Goodwill is not amortized but is reviewed for impairment annually or more frequently if circumstances warrant. In 2016 and 2015, the Company used the following two-step approach for reviewing goodwill for impairment:

The first step (“Step 1”) is used to identify potential impairment, and involves comparing the reporting unit’s (the consolidated Company) estimated fair value to its carrying amount, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying amount, goodwill is not deemed to be impaired. Should the carrying amount of the reporting unit exceed its estimated fair value, an indicator of impairment is deemed to exist and a second step is performed to measure the amount of such impairment, if any. The second step (“Step 2”) involves calculating the implied fair value of goodwill. The implied fair value of goodwill is determined in a manner similar to how the amount of goodwill is determined in a business combination (i.e. by measuring the excess of the estimated fair value, as determined in Step 1, over the aggregate estimated fair values of the individual assets, liabilities, and identifiable intangibles as of the impairment testing date). If the implied fair value of goodwill exceeds the carrying amount of goodwill assigned to the reporting unit, no impairment exists. If the carrying amount of goodwill exceeds the implied fair value of the goodwill, an impairment loss is recorded in an amount equal to such excess. An impairment loss cannot exceed the carrying amount of goodwill, and the loss (write-down) establishes a new carrying amount for the goodwill. Subsequent reversal of goodwill impairment losses is not permitted. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which are dependent on internal forecasts, estimation of the long-term rate of growth, the period over which cash flows will occur, and determination of our cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions related to goodwill impairment. For the years ended June 30, 2016 and 2015, the Company had no goodwill impairment.

Bank-owned Life Insurance

Bank-owned life insurance policies are reflected on the consolidated balance sheets at cash surrender value. Changes in the net cash surrender value of the policies, as well as insurance proceeds received, are reflected in non-interest income on the consolidated statements of net income and are not subject to income taxes.

Fair Value of Financial Instruments

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Fair value methods and assumptions used by the Company in estimating its fair value disclosures are as follows:

Cash and Cash Equivalents: The carrying amounts of cash and cash equivalents approximate fair values based on the short-term nature of the assets.

Investment Securities and FHLB Stock: Fair value measurements on investment securities are generally obtained from a third party pricing source. The fair value of securities held-to-maturity and available-for-sale is estimated based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments, pricing models, discounted cash flow methodologies or other similar techniques as appropriate. Ownership of FHLB of Boston stock is restricted to member banks; therefore, the stock is not traded. The estimated fair value of FHLB of Boston stock is equal to its carrying value, which represents the price at which the FHLB of Boston is obligated to redeem its stock.

Loans, net: For valuation purposes, the loan portfolio was segregated into its significant categories, which are residential real estate, commercial real estate, residential construction, commercial and consumer/other loans. These categories were further segregated, where appropriate, into components based on significant financial characteristics such as type of interest rate (fixed or adjustable). Fair values were estimated for each component using assumptions developed by management and a valuation model provided by a third party specialist.

The fair values of residential real estate, commercial real estate, residential construction, commercial and consumer/other loans were estimated by discounting the anticipated cash flows from the respective portfolios. Estimates of the timing and amount of these cash flows considered factors such as future loan prepayments. The discount rates reflected current market rates for loans with similar terms to borrowers of similar credit quality. The fair value of home equity lines of credit was based on the outstanding loan balances. Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Loans held for sale: Loans held for sale are accounted for at the lower of cost or market and the fair value of loans held for sale are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted as required for changes in loan characteristics.

Accrued interest: The carrying amounts of accrued interest approximate fair value.

Deposits and Mortgagors’ Escrow: The fair value of deposits with no stated maturity such as demand deposits, NOW, regular savings, and money market deposit accounts, and mortgagors’ escrow accounts, is equal to the amount payable on demand. The fair value estimates do not include the benefit that results from the generally lower cost of funding provided by the deposit liabilities compared to the cost of borrowing funds in the market. The fair value estimate of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using market rates currently offered for deposits having similar remaining maturities.

Federal Home Loan Bank Advances: The fair values of the Company’s Federal Home Loan Bank advances are estimated using discounted cash flow analyses based on the current incremental borrowing rates in the market for similar types of borrowing arrangements.

Securities Sold Under Agreements to Repurchase: The Company enters into overnight repurchase agreements with its customers. Since these agreements are short-term instruments, the fair value of these agreements approximates their recorded balance.

Off-Balance Sheet Instruments: The fair value of off-balance-sheet mortgage lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. In the case of the commitments discussed in Note 11, the fair value equals the carrying amounts which are not significant.

Earnings per Share (EPS)

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. If rights to dividends on unvested options/awards are non-forfeitable, these unvested awards/options are considered outstanding in the computation of basic earnings per share. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and are determined using the treasury stock method.

Treasury shares and unallocated ESOP shares are not deemed outstanding for earnings per share calculations.

The calculation of basic and diluted earnings per share for the years ended June 30, 2016 and 2015 is presented below:

	Years Ended June 30,
	2016	2015

Net income	$900,000	$551,000

Weighted average common shares applicable to basic EPS (1)	7,546,165	7,638,788
Effect of dilutive potential common shares (1)	-	-
Weighted average common shares applicable to diluted EPS	7,546,165	7,638,788
Earnings per share:
Basic	$0.12	$0.07
Diluted	$0.12	$0.07

(1)	Share amounts related to periods prior to the date of completion of the Conversion (January 7, 2016) have been restated to give retroactive recognition to the exchange ratio appiled in the Convertion (1.1907 to one).

At June 30, 2016 and 2015, options for 27,385 and 237,075 shares, respectively were not included in the computation of earnings per share as the effects were anti-dilutive.

Transfers of Financial Assets

Transfers of an entire financial asset, a group of entire financial assets, or a participating interest in an entire financial asset are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets.

Advertising

The Company directly expenses costs associated with advertising as they are incurred.

Income Taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax basis of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. A valuation allowance is established against deferred tax assets when, based upon the available evidence including historical and projected taxable income, it is more likely than not that some or all of the deferred tax assets will not be realized.

Income tax benefits related to stock compensation in excess of grant date fair value less any proceeds on exercise are recognized as an increase to additional paid-in capital upon vesting or exercising and delivery of the stock. Any income tax effects related to stock compensation that are less than grant date fair value less any proceeds on exercise would be recognized as a reduction of additional paid-in capital to the extent of previously recognized income tax benefits and then through income tax expense for the remaining amount.

Employee Benefit Plans

Unearned ESOP shares are not considered outstanding and are therefore not taken into account when computing earnings per share. Unearned ESOP shares are presented as a reduction to stockholders’ equity and represent shares to be allocated to ESOP participants in future periods for services provided to the Company. As shares are committed to be released, compensation expense is recognized for the fair market value of the stock and stockholders’ equity is increased by a corresponding amount.

As more fully described in Note 13, the Company has a stock-based incentive plan authorizing various types of incentive awards that may be granted to directors, officers and employees. The Company records share-based compensation expense related to outstanding stock option and restricted stock awards based upon the fair value at the date of grant over the vesting period of such awards on a straight-line basis.

Recent Accounting and Regulatory Pronouncements

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall, (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this Update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Targeted improvements to generally accepted accounting principles include the requirement for equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, the elimination of the requirement for non-public business entities to disclose the fair value of financial instruments measured at amortized cost and the elimination of the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Management is currently evaluating the impact to the consolidated financial statements of adopting this Update.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  Entities will now use forward-looking information to better form their credit loss estimates.  The ASU also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  Management is currently evaluating the impact on the consolidated financial statements of adopting this Update.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. This Update provides guidance on eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other Debt Instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; distributions received from equity method investees; beneficial Interests in securitization transactions; separately identifiable cash flows and application of the predominance principle. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. We do not expect the application of this guidance to have a material impact on our consolidated financial statements.

3. INVESTMENT SECURITIES

Debt and equity securities have been classified on the consolidated balance sheets according to management’s intent. The amortized cost of securities, unrealized gains and losses, and their fair values, by maturity, are as follows as of the dates indicated:

	Amortized	Gross Unrealized		Fair
	Cost Basis	Gains	(Losses)	Value
	(In thousands)
June 30, 2016:

Available-for-sale:
Debt securities:
U.S. government and government-sponsored securities:
Due from one through five years	$1,000	$4	$-	$1,004
After ten years	4,293	-	(12)	4,281
	5,293	4	(12)	5,285

Corporate bonds and other securities:
Due after ten years	5,999	-	(1,024)	4,975

U.S. Government-sponsored and guaranteed mortgage-backed securities:
Due from one through five years	171	4	-	175
From five through ten years	10,454	263	-	10,717
After ten years	34,398	447	(13)	34,832
	45,023	714	(13)	45,724
Non-agency mortgage-backed securities:
Due after ten years	4,334	443	(325)	4,452
Total debt securities	60,649	1,161	(1,374)	60,436

Equity securities:
Auction rate preferred - due after 10 years	10,000	-	-	10,000

Total available-for-sale securities	$70,649	$1,161	$(1,374)	$70,436

	Amortized	Gross Unrealized		Fair
	Cost Basis	Gains	(Losses)	Value
	(In thousands)
June 30, 2015:

Available-for-sale:
Debt securities:
U.S. government and government-sponsored securities:
Due from one through five years	$1,000	$-	$(9)	$991

Corporate bonds and other securities:
Due after ten years	5,999	-	(795)	5,204

U.S. Government-sponsored and guaranteed mortgage-backed securities:
Due from one through five years	391	14	-	405
From five through ten years	9,374	125	-	9,499
After ten years	13,280	419	(1)	13,698
	23,045	558	(1)	23,602
Non-agency mortgage-backed securities:
Due after ten years	5,913	308	(361)	5,860
Total debt securities	35,957	866	(1,166)	35,657

Equity securities:
Auction rate preferred - due after 10 years	10,000	-	-	10,000

Total available-for-sale securities	$45,957	$866	$(1,166)	$45,657

	Amortized	Gross Unrealized		Fair
	Cost Basis	Gains	(Losses)	Value
	(In thousands)
June 30, 2016:

Held-to-maturity:
U.S. Government and government-sponsored securities:
Due in one through five years	$9,208	$292	$-	$9,500
After ten years	5,481	86	-	5,567
	14,689	378	-	15,067

State agency and municipal obligations
Due in five through ten years	457	4	-	461

U.S. Government-sponsored and guaranteed mortgage-backed securities:
Due in one through five years	1,736	97	-	1,833
From five through ten years	1,314	61	-	1,375
After ten years	126,147	2,392	(58)	128,481
	129,197	2,550	(58)	131,689

Total held-to-maturity securities	$144,343	$2,932	$(58)	$147,217

	Amortized	Gross Unrealized		Fair
	Cost Basis	Gains	(Losses)	Value
	(In thousands)
June 30, 2015:

Held-to-maturity:
U.S. Government and government-sponsored securities:
Due in one through five years	$9,245	$70	$(4)	$9,311
From five through ten years	954	98	-	1,052
	10,199	168	(4)	10,363

U.S. Government-sponsored and guaranteed mortgage-backed securities:
Due in five through ten years	3,304	127	-	3,431
After ten years	150,593	1,845	(588)	151,850
	153,897	1,972	(588)	155,281

Total held-to-maturity securities	$164,096	$2,140	$(592)	$165,644

There were no sales of securities available-for-sale during the years ended June 30, 2016 and June 30, 2015.

As of June 30, 2016 and 2015, the total carrying value of securities pledged as collateral to secure public deposits, the Federal Reserve Bank discount window, borrowings, and repurchase agreements was $119,086,000 and $124,343,000, respectively.

The aggregate fair value and unrealized losses on securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more are as follows as of the dates indicated:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In thousands)
June 30, 2016:

Available-for-sale:
U.S. Government and government-sponsored securities	$4,281	$12	$-	$-	$4,281	$12
Corporate bonds and other securities	-	-	4,975	1,024	4,975	1,024
U.S. Government-sponsored and guaranteed mortgage-backed securities	9,078	13	-	-	9,078	13
Total temporarily impaired available-for-sale securities	13,359	25	4,975	1,024	18,334	1,049

Held-to-maturity:
U.S. Government-sponsored and guaranteed mortgage-backed securities	5,236	13	8,503	45	13,739	58
Total temporarily impaired held-to-maturity	5,236	13	8,503	45	13,739	58

Other-than-temporarily impaired debt securities: (1)
Non-agency mortgage-backed securities	-	-	2,115	325	2,115	325
Total temporarily impaired and other-than-temporarily impaired securities	$18,595	$38	$15,593	$1,394	$34,188	$1,432

June 30, 2015:

Available-for-sale:
U.S. Government and government-sponsored securities	$-	$-	$991	$9	$991	$9
Corporate bonds and other securities	-	-	5,204	795	5,204	795
U.S. Government-sponsored and guaranteed mortgage-backed securities	2,430	1	-	-	2,430	1
Total temporarily impaired available-for-sale securities	2,430	1	6,195	804	8,625	805

Held-to-maturity:
U.S. Government and government-sponsored securities	2,251	4	-	-	2,251	4
U.S. Government-sponsored and guaranteed mortgage-backed securities	46,247	261	12,630	327	58,877	588
Total temporarily impaired held-to-maturity	48,498	265	12,630	327	61,128	592

Other-than-temporarily impaired debt securities: (1)
Non-agency mortgage-backed securities	563	6	3,001	355	3,564	361
Total temporarily impaired and other-than- temporarily impaired securities	$51,491	$272	$21,826	$1,486	$73,317	$1,758

(1)	Includes other-than-temporary impaired available-for-sale debt securities in which a portion of the other-than-temporary impairment loss remains in accumulated other comprehensive loss.

At June 30, 2016, 15 U.S. government-sponsored and guaranteed securities have unrealized losses with aggregate depreciation of less than 1% from the Company’s amortized cost basis. The unrealized losses were primarily caused by interest rate fluctuations. These investments are guaranteed or sponsored by the U.S. government or an agency thereof. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the investment. Because the decline in market value is attributable to changes in interest rates and not to credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2016.

At June 30, 2016, 5 corporate bonds and other securities have unrealized losses with aggregate depreciation of 17.07% from the Company’s amortized cost basis. These unrealized losses relate to investments in single issuer trust preferred securities (“TRUPS”) issued by companies within the financial services sector. Single issuer TRUPs are not considered covered funds under the Volker rule. The single-issuer trust preferred investments are evaluated for other-than-temporary impairment by performing a present value of cash flows each quarter. None of the issuers have deferred interest payments or announced the intention to defer interest payments. The Company believes the decline in fair value is related to the spread over three-month LIBOR, on which the quarterly interest payments are based, as the spread over LIBOR being received is significantly lower than current market spreads. Management concluded the impairment of these investments was considered temporary and asserts that the Company does not have the intent to sell these investments and that it is more likely than not it will not have to sell the investments before recovery of their cost bases which may be at maturity.

For the year ended June 30, 2016, securities with other-than-temporary impairment losses related to credit loss that were recognized in earnings consisted of non-agency mortgage-backed securities. For these debt securities, the Company estimated the portion of loss attributable to credit loss using a discounted cash flow model. Significant inputs included the estimated cash flows of the underlying loans based on key assumptions, such as default rate, loss severity and prepayment rate. Assumptions can vary widely from security to security, and are influenced by such factors as loan interest rate, geographical location of the borrower, borrower characteristics and collateral type. The present value of the expected cash flows was compared to the Company’s amortized cost basis to determine the credit-related impairment loss. Based on the expected cash flows derived from the model, the Company expects to recover the remaining unrealized losses on these securities.

For those debt securities for which the fair value of the security is less than its amortized cost and the Company does not intend to sell such security and it is more likely than not that it will not be required to sell such security prior to the recovery of its amortized cost basis less any credit losses, the credit component of the other-than-temporary impairment losses is recognized in earnings while the non-credit component is recognized in other comprehensive income/loss, net of related taxes.

Activity related to the credit component recognized in earnings on debt securities held by the Company for which a portion of other-than-temporary impairment was recognized in accumulated other comprehensive loss for the years ended June 30, 2016 and 2015 is as follows (in thousands):

Balance as of June 30, 2014	$15,743

Credit losses on securities for which other-than-temporary impairment was not previously recorded	-
Additional credit losses on securities for which an other-than-temporary impairment charge was previously recorded	155
Reductions for securities sold during the period	-

Balance as of June 30, 2015	15,898

Credit losses on securities for which other-than-temporary impairment was not previously recorded	-
Additional credit losses on securities for which an other-than-temporary impairment charge was previously recorded	84
Reductions for securities sold during the period	-
Balance as of June 30, 2016	$15,982

Significant assumptions used in the valuation of non-agency mortgage-backed securities were as follows as of June 30, 2016:

	Weighted	Range
	Average	Minimum	Maximum

Prepayment rates	20.5%	0.1%	34.6%
Default rates	4.1%	0.0%	12.8%
Loss severity	32.2%	0.0%	90.0%

4. LOANS

Loans consisted of the following as of June 30:

	2016	2015
	(In thousands)
Real estate:
Residential (1)	$197,359	$178,989
Commercial	45,526	41,762
Residential construction	1,756	1,318
Commercial	9,799	3,327
Consumer and other	691	701

Total loans	255,131	226,097

Unadvanced construction loans	(2,590)	(680)
	252,541	225,417

Net deferred loan costs	1,106	804
Allowance for loan losses	(2,303)	(2,175)
Loans, net	$251,344	$224,046

(1)   Residential real estate loans include one-to-four family mortgage loans, second mortgage loans, and home equity lines of credit.

During the year ended June 30, 2016, the Company purchased residential mortgage loans aggregating $14,559,000 and commercial loans aggregating $4,095,000. During the year ended June 30, 2015, the Company purchased commercial loans aggregating $1,209,000.

The following tables set forth information regarding the allowance for loan losses and loans by portfolio segment at and for the years ended June 30, 2016 and 2015:

	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and Other	Unallocated	Total
				(In thousands)
Year Ended June 30, 2016
Allowance for loan losses:
Beginning balance	$1,091	$906	$5	$41	$26	$106	$2,175
Charge-offs	(102)	(625)	-	-	(45)	-	(772)
Recoveries	44	165	-	12	16	-	237
Provision (credit)	138	521	1	25	23	(45)	663
Ending balance	$1,171	$967	$6	$78	$20	$61	$2,303

At June 30, 2016
Ending balance: Amount of allowance for loan losses for impaired loans	$29	$-	$-	$-	$-	$-	$29
Ending balance: Amount of allowance for loan losses for non-impaired loans	$1,142	$967	$6	$78	$20	$61	$2,274

Loans: Ending balance	$197,359	$43,839	$853	$9,799	$691	$-	$252,541

Ending balance: Impaired loans	$2,129	$2,597	$-	$16	$-	$-	$4,742

Ending balance: Non-impaired loans	$195,230	$41,242	$853	$9,783	$691	$-	$247,799

	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and Other	Unallocated	Total
				(In thousands)
Year Ended June 30, 2015
Allowance for loan losses:
Beginning balance	$1,279	$907	$13	$12	$24	$145	$2,380
Charge-offs	(98)	(879)	-	-	(44)	-	(1,021)
Recoveries	45	211	-	12	13	-	281
Provision (credit)	(135)	667	(8)	17	33	(39)	535
Ending balance	$1,091	$906	$5	$41	$26	$106	$2,175

At June 30, 2015
Ending balance: Amount of allowance for loan losses for impaired loans	$103	$-	$-	$17	$-	$-	$120
Ending balance: Amount of allowance for loan losses for non-impaired loans	$988	$906	$5	$24	$26	$106	$2,055

Loans: Ending balance	$178,989	$41,637	$763	$3,327	$701	$-	$225,417

Ending balance: Impaired loans	$2,413	$4,138	$-	$24	$-	$-	$6,575

Ending balance: Non-impaired loans	$176,576	$37,499	$763	$3,303	$701	$-	$218,842

Credit Quality Information

The Company utilizes a nine grade internal loan rating risk system as follows:

Loans rated 1 – 5 are considered “pass” rated loans with low to average risk.

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

On an annual basis, or more often if needed, the Company formally reviews the ratings on all commercial real estate, residential construction, and commercial loans. Annually, the Company engages an independent third-party to review a significant portion of loans within these segments. Management uses the results of these reviews as part of its annual review process. Credit quality for residential real estate and consumer/other loans is determined by monitoring loan payment history and ongoing communications with customers.

The following tables present the Company’s loans by risk rating as of June 30, 2016 and 2015:

	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and Other	Total
	(In thousands)
June 30, 2016

Grade:
Pass	$193,574	$37,307	$853	$9,758	$690	$242,182
Special Mention	418	648	-	-	-	1,066
Substandard	3,367	5,821	-	41	1	9,230
Doubtful	-	63	-	-	-	63
Loss	-	-	-	-	-	-
Total	$197,359	$43,839	$853	$9,799	$691	$252,541

	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and Other	Total
	(In thousands)
June 30, 2015

Grade:
Pass	$175,677	$34,052	$763	$3,246	$700	$214,438
Special Mention	442	2,159	-	-	-	2,601
Substandard	2,870	3,716	-	81	1	6,668
Doubtful	-	1,710	-	-	-	1,710
Loss	-	-	-	-	-	-
Total	$178,989	$41,637	$763	$3,327	$701	$225,417

The following is a summary of past due and non-accrual loans at June 30, 2016 and 2015:

			90 days
	30–59 Days	60–89 Days	or Greater	Total	Total
	Past Due	Past Due	Past Due	Past Due	Non-accrual
	(In thousands)
2016
Real estate:
Residential	$419	$-	$437	$856	$3,367
Commercial	-	-	62	62	876
Commercial	-	-	-	-	16
Consumer and other	2	-	-	2	1
Total	$421	$-	$499	$920	$4,260

2015
Real estate:
Residential	$290	$193	$755	$1,238	$2,731
Commercial	-	-	2,316	2,316	2,886
Commercial	-	-	-	-	22
Consumer and other	4	-	-	4	1
Total	$294	$193	$3,071	$3,558	$5,640

At June 30, 2016 and 2015, there were no loans greater than 90 days past due and still accruing interest.

The following is information pertaining to impaired loans:

	At June 30, 2016			Year Ended June 30, 2016
						Interest
		Unpaid		Average	Interest	Income
	Recorded	Principal	Related	Recorded	Income	Recognized
	Investment	Balance	Allowance	Investment	Recognized	on Cash Basis
	(In thousands)
Impaired loans without a valuation allowance:
Real estate:
Residential	$1,110	$1,156		$1,183	$38	$1
Commercial	2,597	3,317		3,248	111	-
Commercial	16	16		91	4	-
Total	$3,723	$4,489		$4,522	$153	$1

Impaired loans with a valuation allowance:
Real estate:
Residential	$1,019	$1,079	$29	$1,044	$5	$-
Total	$1,019	$1,079	$29	$1,044	$5	$-

Total impaired loans:
Real estate:
Residential	$2,129	$2,235	$29	$2,227	$43	$1
Commercial	2,597	3,317	-	3,248	111	-
Commercial	16	16	-	91	4	-
Total	$4,742	$5,568	$29	$5,566	$158	$1

	At June 30, 2015			Year Ended June 30, 2015
						Interest
		Unpaid		Average	Interest	Income
	Recorded	Principal	Related	Recorded	Income	Recognized
	Investment	Balance	Allowance	Investment	Recognized	on Cash Basis
	(In thousands)
Impaired loans without a valuation allowance:
Real estate:
Residential	$868	$873		$1,534	$29	$-
Commercial	4,138	4,678		4,378	81	-
Commercial	2	2		276	21	-
Total	$5,008	$5,553		$6,188	$131	$-

Impaired loans with a valuation allowance:
Real estate:
Residential	$1,545	$1,619	$103	$1,575	$16	$1
Commercial	22	22	17	25	-	-
Total	$1,567	$1,641	$120	$1,600	$16	$1

Total impaired loans:
Real estate:
Residential	$2,413	$2,492	$103	$3,109	$45	$1
Commercial	4,138	4,678	-	4,378	81	-
Commercial	24	24	17	301	21	-
Total	$6,575	$7,194	$120	$7,788	$147	$1

There were no material troubled debt restructurings during the years ended June 30, 2016 and 2015. There were no material troubled debt restructurings that have subsequently defaulted (30 or more days past due) within one year of modification during the years ended June 30, 2016 or 2015.

At June 30, 2016, there is $65,000 additional funds that are available to be advanced in connection with a TDR loan.

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others were $27,341,000 and $31,697,000 at June 30, 2016 and 2015, respectively. The balances of mortgage servicing rights related to loans serviced for others were $86,000 and $107,000 at June 30, 2016 and 2015, respectively, and are not material to the consolidated financial statements.

5. PREMISES AND EQUIPMENT

The following is a summary of premises and equipment as of June 30:

	2016	2015
	(In thousands)

Land	$470	$470
Buildings and leasehold improvements	6,245	6,291
Equipment	2,677	2,658
	9,392	9,419
Accumulated depreciation and amortization	(5,753)	(5,656)

Premises and equipment, net	$3,639	$3,763

Depreciation and amortization expense on premises and equipment amounted to $317,000 and $341,000 for the years ended June 30, 2016 and 2015, respectively.

6. DEPOSITS

The balances of deposit accounts at June 30, were as follows:

	2016	2015
	(In thousands)
Demand deposits	$65,700	$59,854
NOW accounts	84,968	92,463
Regular savings	75,972	68,804
Money market accounts	18,029	17,238
Club accounts	268	259
	244,937	238,618

Certificate accounts maturing in the years ending June 30:
2016	-	53,966
2017	50,620	23,488
2018	15,866	14,139
2019	20,952	15,816
2020	12,281	11,614
2021	11,410	-
	111,129	119,023

Total deposits	$356,066	$357,641

The aggregate amount of time deposits of $250,000 or more as of June 30, 2016 was $12,604,000.

7. BORROWED FUNDS

Borrowed funds consisted of the following at June 30:

	2016		2015
		Weighted		Weighted
		Average		Average
	Amount Due	Rate	Amount Due	Rate
	(Dollars in thousands)
Short-term borrowings:
Securities sold under agreements to repurchase	$2,359	0.10%	$2,797	0.10%
FHLB of Boston advances	1,400	0.53	4,240	0.30
Total	3,759	0.26	7,037	0.22

Long-term FHLB of Boston advances maturing in the years ending:

2017*	14,500	3.42	14,500	3.42
2018*	33,000	2.30	33,000	2.30
2020	5,000	2.32	5,000	2.32
Total	52,500	2.61	52,500	2.61
Total borrowed funds	$56,259	2.44%	$59,537	2.33%

*Includes $18,000,000 of advances callable by the FHLB of Boston during the year ending June 30, 2017.

Short-term FHLB advances have an original maturity of less than one year. As of June 30, 2016 and 2015, loans with a principal balance of $55,601,000 and $38,163,000, respectively, were specifically pledged to secure available borrowings from the FHLB, as well as certain investment securities as disclosed in Note 3.

During the year ended June 30, 2015, the Company modified $10,000,000 in FHLB borrowings resulting in capitalized fees of $246,000. These fees were capitalized in the form of higher interest rates on the new borrowings and are adjusting the cost of funds on these borrowings monthly.

Additionally, the Bank has a line of credit with Federal Home Loan Bank of Boston in the amount of $2,354,000 and a liquidity line of credit with Bankers Bank Northeast in the amount of $4,000,000. No amounts were outstanding on these lines of credit at June 30, 2016 and 2015.

Securities sold under agreements to repurchase as of June 30, 2016 and 2015 have an original maturity of one day, and consist of securities sold by the Bank that have been accounted for as borrowings. These customer repurchase agreements are collateralized by U.S. government sponsored and guaranteed mortgage backed securities with fair value of $28,649,000 and $21,683,000 at June 30, 2016 and 2015, respectively. The securities collateralizing repurchase agreements are subject to fluctuations in fair value. We monitor the fair value of the collateral on a periodic basis, and would pledge additional collateral if necessary based on changes in fair value of collateral or the balances of the repurchase agreements.

8. INCOME TAXES

The following are components of income tax expense (benefit) for the fiscal years ended June 30:

	2016	2015
	(In thousands)
Current:
Federal	$104	$-
State	1	1
Total current	105	1
Deferred:
Federal	134	(66)
State	-	-
Total deferred	134	(66)

Income tax expense (benefit)	$239	$(65)

Deferred income taxes reflect the tax impact of “temporary differences” between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

The Bank established Putnam Bank Mortgage Servicing Company during the year ended June 30, 2007. The subsidiary qualifies and operates as a Connecticut passive investment company pursuant to legislation. Because the subsidiary earns sufficient income from passive investments and its dividends to the parent are exempt from Connecticut Corporation Business Tax, the subsidiary Bank no longer expects to incur Connecticut income tax expense or to recognize its Connecticut deferred tax asset. The Parent company is still subject to the Connecticut Corporation Business Tax.

The reasons for the differences between the statutory federal income tax rate of 34% and the effective tax rates are summarized as follows for the years ended June 30:

	2016	2015
	(In thousands)

Federal income tax at statutory rates	$387	$165
Increase (decrease) in tax resulting from:
State taxes, net of federal benefit	1	1
Stock-based compensation	28	(30)
Dividends received deduction	(110)	(110)
Bank-owned life insurance	(92)	(94)
Tax-exempt municipal income, net	(10)	(1)
Other, net	14	4
Income tax expense (benefit) before valuation allowance	218	(65)
Valuation allowance	21	-
	$239	$(65)
Effective tax rates	21.0%	(13.4%)

The Company had gross deferred tax assets and gross deferred tax liabilities as follows as of June 30:

	2016	2015
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$783	$739
Net unrealized holding loss on available-for-sale securities	70	102
Deferred compensation	195	172
Stock-based compensation	28	76
Impairment losses on securities available-for-sale	859	859
Accrued expenses	159	147
Post retirement benefits	66	62
Interest receivable on non-accrual loans	76	86
Federal carryovers	2,025	1,989
Other	160	117
Gross deferred tax asset	4,421	4,349
Valuation allowance	(21)	-
Deferred tax assets, net of valuation allowance	4,400	4,349

Deferred tax liabilities:
Depreciation and amortization	(1,530)	(1,336)
Deferred loan costs	(303)	(273)
Other	(29)	(36)
Gross deferred tax liability	(1,862)	(1,645)
Net deferred tax asset	$2,538	$2,704

At June 30, 2016, federal carryovers consist of Alternative Minimum Tax credit carryovers of $1,294,000 which have no expiration date, $2,048,000 of net operating loss carryovers which begin to expire on June 30, 2032 and $103,000 of contribution carryovers which begin to expire on June 30, 2017. During the year ended June 30, 2016, the Company recorded a valuation allowance of $21,000, which is the amount of tax benefit related to contribution carryovers expiring on June 30, 2017.

Retained earnings at June 30, 2016 includes a contingency reserve for loan losses of $2,284,000 which represents the tax reserve balance existing at December 31, 1987 and is maintained in accordance with provisions of the Internal Revenue Code applicable to thrift institutions. It is not anticipated that the Company will incur a federal income tax liability related to the reduction of this reserve and accordingly, deferred income taxes of approximately $777,000 have not been recognized as of June 30, 2016 and 2015.

It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of June 30, 2016 and 2015, there were no material uncertain tax positions related to federal and state income tax matters. The Company is currently open to audit under statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended June 30, 2013 through June 30, 2016. The Company records interest and penalties as part of income tax expense. No interest or penalties were recorded for the years ended June 30, 2016 and 2015.

9. OTHER COMMITMENTS AND CONTINGENT LIABILITIES

Lease Commitments

As of June 30, 2016 the Company leases space for various branch offices. The leases for the branch offices expire at various times through fiscal 2022. All leases contain renewal options at the Company’s discretion. The Company also has miscellaneous equipment leases with various terms. The total minimum rental due in future periods under these existing agreements is as follows as of June 30, 2016:

Rental
Expense Due
(In thousands)

2017	$161
2018	160
2019	159
2020	107
2021	60
2022	10
Total	$657

Total rental expense amounted to $173,000 and $174,000 for the years ended June 30, 2016 and 2015, respectively.

Legal Contingencies

Various legal claims also arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements.

10. FAIR VALUE MEASURMENTS

The Company groups its assets measured at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value.

Level 1 – Valuation is based on quoted prices in active markets for identical assets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets.

Level 2 – Valuation is based on observable inputs other than Level 1 prices, such as quoted prices for similar assets; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets.

Level 3 – Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets. Level 3 assets include financial instruments whose value is determined using unobservable inputs to pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. During the years ended June 30, 2016 and 2015, there were no transfers between levels of the fair value hierarchy.

Assets Measured at Fair Value on a Recurring Basis

The following summarizes assets measured at fair value on a recurring basis for the years ended:

	Fair Value Measurements at Reporting Date Using:
	Total	Level 1	Level 2	Level 3
	(In thousands)
June 30, 2016
Securities available-for-sale:
U. S. Government and government-sponsored securities	$5,285	$-	$5,285	$-
Corporate bonds and other securities	4,975	-	4,975	-
U.S. Government-sponsored and guaranteed mortgage-backed securities	45,724	-	45,724	-
Non-agency mortgage-backed securities	4,452	-	4,452	-
Equity securities	10,000	-	-	10,000
Total	$70,436	$-	$60,436	$10,000

June 30, 2015
Securities available-for-sale:
U. S. Government and government-sponsored securities	$991	$-	$991	$-
Corporate bonds and other securities	5,204	-	5,204	-
U.S. Government-sponsored and guaranteed mortgage-backed securities	23,602	-	23,602	-
Non-agency mortgage-backed securities	5,860	-	5,860	-
Equity securities	10,000	-	-	10,000
Total	$45,657	$-	$35,657	$10,000

At June 30, 2016 and 2015, Level 3 assets consisted of available-for-sale auction-rate trust preferred securities (ARPs). Auction-rate trust preferred securities are a floating rate preferred stock, on which the dividend rate generally resets every 90 days based on an auction process to reflect the yield demand for the instruments by potential purchasers. These securities were originally purchased by the Company because they represented highly liquid, tax-preferred investments secured, in most cases, by preferred stock issued by high quality, investment grade companies (generally other financial institutions) (“collateral preferred shares”). The ARP shares, or certificates, purchased by the Company are Class A certificates, which, among other rights, entitle the holder to priority claim on dividends paid into the Trust holding the preferred shares.

Beginning in February 2008, auctions for these securities began to fail when investors declined to bid on the securities. The auction failures did not result in the loss of any principal value to the certificate holders, but prevented many sellers from exiting, or redeeming, their certificates at the reset date. These unsuccessful sellers were required to continue to hold the certificates until the next scheduled reset date. To compensate these unsuccessful sellers, the failed auctions triggered a penalty-rate feature which provided that owners of the Class A certificates were entitled to a higher portion of the dividends, and thus a higher yield, on the Class A certificates.

The Company had difficulty identifying market prices of comparable instruments for ARPs due to the inactive market. As a result, the Company modified its methodology for determining the fair value of the ARPs classified as Level 3, and used the quoted market values of the underlying collateral preferred shares, adjusted for the higher yield (dividend) earned by the Company through the Class A certificates compared with the nominal rate (dividend) available to a direct owner of the collateral preferred shares, with the resulting estimated fair value not to exceed par. All dividends are current. The Company has the ability and intent to hold these securities for the time necessary to collect the expected cash flows.

For the years ended June 30, 2016 and 2015, there were no gains or losses (realized/unrealized) included in earnings or other comprehensive income on auction rate trust preferred securities.

There were no liabilities measured at fair value on a recurring basis at June 30, 2016 and 2015.

Assets Measured at Fair Value on a Non-Recurring Basis

Under certain circumstances the Company makes adjustments to fair value for assets not measured at fair value on a recurring basis. The following table presents the assets carried on the consolidated balance sheets by caption and by level in the fair value hierarchy at June 30, 2016 and 2015, for which a nonrecurring fair value adjustment has been recorded:

					Total Losses
					for the
	Fair Value Measurements at Reporting Date Using:				Year Ended
	Total	Level 1	Level 2	Level 3	June 30, 2016
	(In thousands)
June 30, 2016
Impaired loans	$1,202	$-	$-	$1,202	$649
Other real estate owned	743	-	-	743	120

	$1,945	$-	$-	$1,945	$769

					Total Losses
					for the
	Fair Value Measurements at Reporting Date Using:				Year Ended
	Total	Level 1	Level 2	Level 3	June 30, 2015
	(In thousands)
June 30, 2015
Impaired loans	$151	$-	$-	$151	$22
Other real estate owned	599	-	-	599	17

	$750	$-	$-	$750	$39

The amount of loans represents the carrying value of impaired loans net of related write-downs and valuation allowances for which adjustments are based on the estimated fair value of the underlying collateral. The other real estate owned amount represents the carrying value for which write-downs are based on the estimated fair value of the property.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because a market may not readily exist for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumption could significantly affect the estimates.

There were no liabilities measured at fair value on a non-recurring basis at June 30, 2016 and 2015.

The estimated fair values and carrying values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, are as follows as of June 30:

	2016
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$5,133	$5,133	$-	$-	$5,133
Available-for-sale securities	70,436	-	60,436	10,000	70,436
Held-to-maturity securities	144,343	-	147,217	-	147,217
Federal Home Loan Bank Stock	3,819	-	-	3,819	3,819
Loans, net	251,344	-	-	255,346	255,346
Accrued interest receivable	1,216	-	-	1,216	1,216

Financial liabilities:
Deposits	356,066	-	-	357,497	357,497
Mortgagors' escrow accounts	2,657	-	-	2,657	2,657
Federal Home Loan Bank advances	53,900	-	56,045	-	56,045
Securities sold under agreements to repurchase	2,359	-	2,359	-	2,359
Accrued interest payable	114	-	-	114	114

	2015
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$5,326	$5,326	$-	$-	$5,326
Available-for-sale securities	45,657	-	35,657	10,000	45,657
Held-to-maturity securities	164,096	-	165,644	-	165,644
Federal Home Loan Bank Stock	5,371	-	-	5,371	5,371
Loans, net	224,046	-	-	226,308	226,308
Accrued interest receivable	1,051	-	-	1,051	1,051

Financial liabilities:
Deposits	357,641	-	-	359,253	359,253
Mortgagors' escrow accounts	2,363	-	-	2,363	2,363
Federal Home Loan Bank advances	56,740	-	58,095	-	58,095
Securities sold under agreements to repurchase	2,797	-	2,797	-	2,797
Accrued interest payable	114	-	-	114	114

11. OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to originate loans, standby letters of credit and unadvanced funds on loans. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the consolidated balance sheets. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for loan commitments is represented by the contractual amounts of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Commitments to originate loans are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include secured interests in mortgages, accounts receivable, inventory, property, plant and equipment and income-producing properties.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company’s outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Company may seek recourse through the customer’s underlying line of credit. If the customer’s line of credit is also in default, the Company may take possession of the collateral, if any, securing the line of credit.

Notional amounts of commitments with off-balance-sheet credit risk are as follows as of June 30:

	2016	2015
	(In thousands)

Commitments to originate loans	$4,714	$3,557
Unadvanced portions of loans:
Construction loans	2,590	787
Lines of credit	13,396	13,482
Letters of credit	395	396
Outstanding commitments	$21,095	$18,222

12. REGULATORY MATTERS

The Company, as a federally chartered stock company, is not subject to capital requirements. The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and Common Equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), of Tier 1 capital to adjusted total assets (as defined) and Tangible capital (as defined) to Tangible assets (as defined). Management believes, as of June 30, 2016 and 2015, that the Bank meets all capital adequacy requirements to which it is subject.

Effective January 1, 2015, federal banking regulations changed with regard to minimum capital requirements for community banking institutions. The regulations include a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5%, raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking organizations. Additionally, community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonuses. The capital conservation buffer will be phased in over three years, beginning on January 1, 2016. Also, certain new deductions from and adjustments to regulatory capital will be phased in over several years. Management believes that the Bank’s capital levels will remain characterized as “well-capitalized” throughout the phase in periods.

As of June 30, 2016, the most recent notification from the Federal Reserve Bank of Boston and the State of Connecticut Department of Banking categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total, Tier 1, and Common Equity Tier 1 risk based capital ratios, and Tier 1 leverage capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s actual capital amounts and ratios as of June 30, 2016 and 2015 are presented in the table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
As of June 30, 2016:

Tier 1 Capital (to Adjusted Total Assets)	59,739	12.23	19,531	4.00	$24,414	5.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	59,739	20.95	12,830	4.50	18,532	6.50
Tier 1 Capital (to Risk-Weighted Assets)	59,739	20.95	17,106	6.00	22,809	8.00
Total Capital (to Risk-Weighted Assets)	62,067	21.77	22,809	8.00	28,511	10.00

As of June 30, 2015:

Tier 1 Capital (to Adjusted Total Assets)	41,201	8.70	18,938	4.00	$23,672	5.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	41,201	14.41	12,868	4.50	$18,587	6.50
Tier 1 Capital (to Risk-Weighted Assets)	41,201	14.41	17,157	6.00	22,876	8.00
Total Capital (to Risk-Weighted Assets)	43,398	15.18	22,876	8.00	28,595	10.00

The following table provides a reconciliation of the Company’s total consolidated equity to the capital amounts for the Bank reflected in the preceding table:

	June 30,
	2016	2015
	(In thousands)
Total consolidated equity	$85,088	$51,744
Adjustments:
Equity capital of PB Bancorp, Inc.	(18,440)	(3,672)
Disallowed intangible assets	(5,228)	(5,390)
Disallowed deferred tax assets	(1,855)	(1,675)
Unrealized losses on available-for-sale securities	174	194
Tier 1 and Common Equity Tier 1 Capital	59,739	41,201
Allowance for loan losses and off-balance sheet reserves	2,328	2,197
Total Risk-Based capital	$62,067	$43,398

The ability of the Company to pay dividends depends, in part, on the ability of the Bank to pay dividends to the Company. The Bank will not be able to declare or pay a cash dividend on, or repurchase any of its common stock, if the effect thereof would be to reduce the regulatory capital of the Bank to an amount below amounts required under regulatory rules and regulations.

13. BENEFIT PLANS

401(k) Plan

The Company has a 401(k) plan covering each eligible employee. Employees must be 21 years of age, work at least 1,000 hours per year, and have at least one year of service with the Company to be eligible to participate. Employees may defer compensation up to certain limits defined in the Internal Revenue Code. The Company’s matching contribution is discretionary. For the years ended June 30, 2016 and 2015, the Company chose to contribute 50% of an employee’s deferral on a maximum of 4% of the employee’s salary. The Company contributed $76,000 and $78,000 in matching contributions to the plan during the years ended June 30, 2016 and 2015, respectively. The Company may also make additional discretionary contributions to the plan. During the years ended June 30, 2016 and 2015, additional discretionary contributions were made in the amounts of $160,000 and $177,000, respectively.

Other Postretirement Benefit Plan

The Company has recorded a liability for its future postretirement benefit obligations under certain death benefit agreements. The total liability for the arrangements included in other liabilities was $194,000 at June 30, 2016 and $183,000 at June 30, 2015. Expense under this arrangement was $11,000 for each of the years ended June 30, 2016 and 2015. There were no death benefits paid under these arrangements in 2016 and 2015.

Employee Stock Ownership Plan

The Company established the ESOP on October 4, 2004 in connection with its common stock offering. The ESOP purchased 257,062 shares of the common stock of the Company. To fund the purchase, the ESOP borrowed $2.6 million from the Company at an initial variable rate of 4.75%, to be repaid on a pro-rata basis in 20 substantially equal annual installments. In conjunction with the Conversion described in Note 1, the ESOP purchased 317,287 shares at $8.00 per share. To fund the purchase, the ESOP borrowed an additional $2.5 million which was combined with the outstanding balance of $1.4 million on the original loan. This resulted in a new ESOP loan of $3.9 million. The borrowing had a rate of 3.50% and 3.25% as of June 30, 2016 and 2015, respectively. The collateral for the loan is the common stock of the Company purchased by the ESOP.

The shares of stock purchased by the ESOP are held in a suspense account until they are released for allocation among participants. The shares will be released annually from the suspense account and the released shares will be allocated to the participants on the basis of each participant’s compensation for the year of allocation. As shares are released from collateral, the Company recognizes compensation expense equal to the average market price of the shares during the period and the shares will be outstanding for earnings-per-share purposes. The shares not released are reported as unearned ESOP shares in the stockholders’ equity section on the consolidated balance sheets. ESOP expense for the years ended June 30, 2016 and 2015 was $134,000 and $96,000, respectively. At June 30, 2016 and 2015 there were 181,946 and 165,329 allocated shares, respectively, and 441,422 and 140,752 unallocated shares, respectively. Share amounts for 2015 were adjusted for the conversion as described in Note 1. The fair value of unallocated ESOP shares at June 30, 2016 and 2015 was $3,717,000 and $958,000, respectively.

Stock-based Incentive Plan

At the annual meeting of stockholders on October 31, 2005, stockholders of the Company approved the PB Bancorp, Inc. 2005 Stock-Based Incentive Plan (the “Incentive Plan”). Under the Incentive Plan, the Company may grant up to 340,213 stock options and 136,085 shares of restricted stock to its employees, officers and directors for an aggregate amount of up to 476,298 shares of the Company’s common stock for issuance upon the grant or exercise of awards. Both incentive stock options and non-statutory stock options may be granted under the Incentive Plan.

The Company has recorded share-based compensation expense related to outstanding stock option and restricted stock awards based upon the fair value at the date of grant over the vesting period of such awards on a straight-line basis. The fair value of each restricted stock allocation, based on the market price at the date of grant, is recorded to unearned stock awards. Compensation expenses related to unearned restricted shares are amortized to compensation and benefits expense over the vesting period of the restricted stock awards. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model which includes several assumptions such as volatility, expected dividends, expected term and risk-free rate for each stock option award.

A summary of the status of the Incentive Plan as of June 30, 2016 and 2015 and changes during the years then ended is presented below:

	2016		2015
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares (1)	Price

Options outstanding at beginning of year	237,075	$8.92	237,075	$8.92
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	(209,690)	8.91	-	-

Outstanding at end of year	27,385	8.99	237,075	8.92

Options exercisable at end of year	27,385	$8.99	237,075	$8.92

The following table summarizes information about stock options outstanding as of June 30, 2016:

Options Outstanding				Options Exercisable
Weighted-Average
Weighted-Average	Number	Remaining	Aggregate	Number	Weighted-Average
Exercise Price	Outstanding (1)	Contractual Life	Intrinsic Value	Exercisable (1)	Exercise Price

$8.99	27,385	0.90	$-	27,385	$8.99

(1)	Share amounts related to periods prior to the date of completion of the Conversion (January 7, 2016) have been restated to give retroactive recognition to the exchange ratio appiled in the Convertion (1.1907 to one).

At June 30, 2016 and 2015, there were no unrecognized compensation costs related to nonvested share based compensation. The Company recorded no share-based compensation expense for June 30, 2016 and 2015 in connection with the stock option and restricted stock awards.

14. ACCUMULATED OTHER COMPREHENSIVE INCOME/LOSS

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the stockholders’ equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income/loss.

The components of accumulated other comprehensive loss included in stockholders’ equity and related tax effects are as follows:

	At June 30,
	2016	2015
	(In thousands)
Net unrealized loss on securities available-for-sale	$(213)	$(300)
Tax effect	70	102
Accumulated other comprehensive loss	$(143)	$(198)

The June 30, 2016 and 2015 ending balances include $323,000 and $259,000, respectively, of pre-tax unrealized losses on securities which other-than-temporary impairment has been recognized.

PB Bancorp, Inc. and Subsidiary

(Parent Company Only)

15. PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following unconsolidated financial statements are for the Company (Parent Company) and should be read in conjunction with the consolidated financial statements of the Company.

Balance Sheets

June 30, 2016 and 2015

(In thousands)

	2016	2015

ASSETS
Cash and due from depository institutions	$3,274	$427
Investment in Putnam Bank	66,648	48,072
Investment in available-for-sale securities, at fair value	8,014	1,055
Investment in held-to-maturity securities (fair value of $2,531 as of June 30, 2016)	2,491	-
Loan to ESOP	3,891	1,473
Other assets	831	741
Total assets	$85,149	$51,768

LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities	$61	$24
Stockholders' equity	85,088	51,744
Total liabilities and stockholders' equity	$85,149	$51,768

PB Bancorp, Inc. and Subsidiary

(Parent Company Only)

Statements of Net Income

For the Years Ended June 30, 2016 and 2015

(In thousands)

	2016	2015

Interest and dividends on investments	$63	$12
Interest on ESOP loan	89	51
Total interest and dividend income	152	63

Other expense	311	227
Loss before income tax benefit and equity in undistributed net income of subsidiary	(159)	(164)
Income tax benefit	(83)	(73)

Loss before equity in undistributed net income of subsidiary	(76)	(91)
Equity in undistributed net income of subsidiary	976	642

Net income	$900	$551

PB Bancorp, Inc. and Subsidiary

(Parent Company Only)

Statements of Cash Flows

June 30, 2016 and 2015

(In thousands)

	2016	2015

Cash flows from operating activities:
Net income
Adjustments to reconcile net income to net cash used in operating activities:	$900	$551
Amortization of securities, net	7	-
Amortization of ESOP expense	134	96

Increase in other assets	(79)	(120)
Increase in due from subsidiary	(13)	(4)
Increase (decrease) in other liabilities	17	(3)
Undistributed net income of subsidiary	(976)	(642)
Net cash used in operating activities	(10)	(122)

Cash flows from investing activities:
Purchase of available-for-sale securities	(7,045)	-
Proceeds from maturities of available-for-sale securities	136	3
Purchase of held-to-maturity securities	(2,491)	-
Loan to ESOP	(2,538)	-
Principal payments received on loan to ESOP	120	134
Capital contribution to Bank	(17,580)	-
Net cash (used in) provided by investing activities	(29,398)	137

Cash flows from financing activities:
Proceeds from common stock offering	32,444	-
Contribution from Putnam Bancorp, MHC	729	-
Cash dividends paid on common stock	(918)	(393)
Net cash provided by (used in) financing activities	32,255	(393)

Net increase (decrease) in cash and cash equivalents	2,847	(378)
Cash and cash equivalents at beginning of year	427	805
Cash and cash equivalents at end of year	$3,274	$427

ITEM 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A.	Controls and Procedures

(a) Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, (1) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely discussions regarding required disclosures.

There has been no change in the Company’s internal control over financial reporting during the Company’s fourth quarter of fiscal year 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

(b) Management’s annual report on internal control over financial reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2016, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework (2013).” Based on such assessment, management believes that, as of June 30, 2016, the Company’s internal control over financial reporting is effective, based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. As the Company is a smaller reporting company, management’s report is not subject to attestation by the Company’s registered public accounting firm pursuant to provisions of the Dodd-Frank Act that permit the Company to provide only the management’s report in this annual report.

61

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

PB Bancorp, Inc. has adopted a Code of Ethics that applies to PB Bancorp, Inc.’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Ethics can be accessed on PB Bancorp, Inc.’s website at www.putnambank.com. The Code of Ethics is Exhibit 14 to this Form 10-K.

Information concerning directors and executive officers of PB Bancorp, Inc. is incorporated herein by reference from our definitive Proxy Statement or will be filed by amendment to this annual report.

ITEM 11.	Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the Proxy Statement or will be filed by amendment to this annual report.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Proxy Statement or will be filed by amendment to this annual report.

Management of PB Bancorp, Inc. knows of no arrangements, including any pledge by any person or securities of PB Bancorp, Inc., the operation of which may at a subsequent date result in a change in control of the registrant.

Set forth below is information as of June 30, 2016 regarding equity compensation plans. Other than the ESOP, the Company does not have any equity compensation plans that were not approved by its stockholders.

	Number of Securities to be
	Issued upon Exercise of				Number of Securities
	Outstanding Options and		Weighted Average		Remaining Available for
Plan	Rights		Exercise Price		Issuance under the Plans
Equity compensation plans approved by stockholders	27,385	(1)	$8.99	(2)	0

Equity compensation plans not approved by stockholders	—		—		—
Total	27,385	(1)	$8.99	(2)	0

(1)	Reflects options to purchase shares of common stock awarded under the Incentive Plan.
(2)	Relates to 27,385 outstanding stock options.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Information concerning relationships and transactions is incorporated herein by reference from the Proxy Statement or will be filed by amendment to this annual report.

ITEM 14.	Principal Accountant Fees and Services

Information concerning principal accountant fees and services is incorporated herein by reference from our Proxy Statement or will be filed by amendment to this annual report.

62

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

(A) Management Responsibility Statement

(B) Report of Independent Registered Public Accounting Firm

(C) Consolidated Balance Sheets

(D) Consolidated Statements of Operations

(E) Consolidated Statements of Comprehensive Income

(F) Consolidated Statements of Changes In Stockholders’ Equity

(G) Consolidated Statements of Cash Flows

(H) Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules. All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

 (a)(3) Exhibits.

3.1	Articles of Incorporation of PB Bancorp, Inc.*

3.2	Bylaws of PB Bancorp, Inc.*

4.	Form of Common Stock Certificate of PB Bancorp, Inc.*

10.1	Employee Stock Ownership Plan, including amendments*

10.2	Deferred Compensation Plan*

10.3	PSB Holdings, Inc. 2005 Stock-Based Incentive Plan**

14.	Code of Ethics

21	Subsidiaries of Registrant*

23.1	Consent of Wolf & Company, P.C.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended June 30, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Net Income, (iii) Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*	Incorporated by reference to the Registration Statement on Form S-1 of PB Bancorp, Inc. (file no. 333-206892), originally filed with the Securities and Exchange Commission on September 11, 2015, as amended.
**	Incorporated by reference to Appendix B of the PSB Holdings, Inc. Definitive Proxy Statement dated September 20, 2005 as filed with the Securities and Exchange Commission on September 19, 2005.

63

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PB BANCORP, INC.

Date: September 26, 2016	By:	/s/ Thomas A. Borner
Thomas A. Borner
President and Chief Executive Officer and Director (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Thomas A. Borner Thomas A. Borner	President, Chief Executive Officer and Vice Chairman of the Board (Principal Executive Officer)	September 26, 2016

/s/ Robert J. Halloran, Jr. Robert J. Halloran, Jr.	Executive Vice President and Treasurer (Principal Financial and Accounting Officer)	September 26, 2016

/s/ Charles W. Bentley, Jr. Charles W. Bentley, Jr.	Director	September 26, 2016

/s/ jitendra k. sinha Jitendra K. Sinha	Director	September 26, 2016

/s/ Paul M. Kelly Paul M. Kelly	Director	September 26, 2016

/s/ Richard A. Loomis Richard A. Loomis	Director	September 26, 2016

/s John P. Miller John P. Miller	Director	September 26, 2016
/s/ Charles H. Puffer Charles H. Puffer	Chairman of the Board	September 26, 2016

64