Form 10-K/A
period 2016-06-30
PB Bancorp, Inc.
filed 2016-10-25
CIK 1652106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

As of August 31, 2016, there were 7,880,402 shares outstanding of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

None

PB BANCORP, INC.

FORM 10-K/A

Explanatory Note

PB Bancorp, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the year ended June 30, 2016, as filed with the Securities and Exchange Commission on September 26, 2016. In accordance with General Instruction G(3), the Company is now filing this amendment to include in the Form 10-K the information required to be filed pursuant to Part III of Form 10-K. In addition, the Company is re-filing Item 1 of Part I of the Form 10-K to include the non-performing assets table, which was inadvertently omitted from the previous filing.

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

3

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

	At June 30,
	2016	2015	2014	2013	2012
	(Dollars in thousands)

Non-accrual loans:
Residential real estate loans	$3,367	$2,731	$3,977	$2,865	$3,985
Commercial real estate	876	2,886	3,051	3,365	3,975
Residential construction	-	-	-	-	424
Commercial	16	22	28	-	-
Consumer and other	1	1	-	-	-
Total	4,260 (1)	5,640	7,056	6,230	8,384
Accruing loans past due 90 days or more:
Residential real estate loans	-	-	-	112	-
Total	-	-	-	112	-
Total non-performing loans	4,260	5,640	7,056	6,342	8,384
Other real estate owned	1,895	3,155	1,549	1,665	1,683
Other non-performing assets	-	-	-	-	-
Total non-performing assets	6,155	8,795	8,605	8,007	10,067
Troubled debt restructurings in compliance with restructured terms	2,709 (2)	2,154	839	2,159	3,443
Troubled debt restructurings and total non-performing assets	$8,864	$10,949	$9,444	$10,166	$13,510

Total non-performing loans to total loans	1.69%	2.50%	3.04%	2.71%	3.34%
Total non-performing assets to total assets	1.22%	1.86%	1.87%	1.76%	2.23%
Total non-performing assets and
troubled debt restructurings to total assets	1.76%	2.31%	2.05%	2.24%	2.99%

(1)	The gross interest income that would have been reported if the non-accrual loans had performed in accordance with their original terms was $248,000 for the year ended June 30, 2016. Actual income recognized on these loans was $67,000 for the year ended June 30, 2016.
(2)	The gross interest income that would have been reported if the troubled debt restructurings had performed in accordance with their original terms was $169,000 for the year ended June 30, 2016. Actual income recognized on these loans was $31,000 for the year ended June 30, 2016.

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

Other Regulations

Interest and other charges collected or contracted for by Putnam Bank are subject to state usury laws and federal laws concerning interest rates. Loan operations are also subject to state and federal laws applicable to credit transactions, such as the:

•	Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies; and

•	Rules and regulations of the various federal and state agencies charged with the responsibility of implementing such federal and state laws.

The deposit operations of Putnam Bank also are subject to, among others, the:

•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check; and

•	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The Company’s Board of Directors consists of eight members, and is divided into three classes, with one class of directors elected each year. The table below sets forth certain information as of October 14, 2016 regarding the current members of the Company’s Board of Directors, including the terms of office of Board members.

					Shares of
					Common Stock
					Beneficially
					Owned on
		Positions	Director	Current Term	Record Date		Percent of
Name (1)	Age	Held	Since (2)	to Expire	(3) (4)		Class
Charles W. Bentley, Jr.	63	Director	2006	2016	115,722	(5)	1.47%
Paul M. Kelly	65	Director	1993	2016	57,063		0.72%
Charles H. Puffer	65	Chairman of the Board	1984	2016	100,853		1.28%
Robert J. Halloran, Jr.	62	Director, Executive Vice President and	2006	2017	30,384	(6)	0.39%
		Chief Financial Officer
Jitendra K. Sinha	67	Director and Commercial Loan Officer	2007	2017	26,761		0.34%
Thomas A. Borner	62	Vice Chairman of the Board,	1987	2018	271,093	(7)	3.44%
		President and Chief Executive Officer
Richard A. Loomis	58	Director	2002	2018	46,013		0.58%
John P. Miller	58	Director	2006	2018	25,543		0.32%

Directors and Executive Officers as a Group (8 Persons)					673,432		8.55%

(1)	The mailing address for each person listed is 40 Main Street, Putnam, Connecticut 06260.
(2)	Reflects initial appointment to the Board of Trustees of the mutual predecessor to Putnam Bank, if applicable.
(3)	Except as otherwise noted in these footnotes, the nature of beneficial ownership for shares reported in this table is sole voting and investment power.
(4)	Included in the shares beneficially owned by the listed individuals are options to purchase shares of Company stock, which are exercisable within 60 days of October 14, 2016, as follows: Mr. Miller – 3,572; Mr. Bentley – 3,572.
(5)	Includes 26,957 shares held by Mr. Bentley’s spouse.
(6)	Includes 7,850 allocated shares held in the Putnam Bank Employee Stock Ownership Plan (“ESOP”) and 2,500 shares held by Mr. Halloran’s spouse.
(7)	Includes 9,399 allocated shares held in the Putnam Bank Employee Stock Ownership Plan (“ESOP”) and 240,478 shares owned jointly with Mr. Borner’s spouse.

The business experience for the past five years of each of our directors and executive officers is set forth below. Messrs. Borner and Halloran are our two executive officers. The biographies of each of the board members below contain information regarding the person’s business experience and the experiences, qualifications, attributes or skills that caused the Nominating Committee and the Board of Directors to determine that the person should serve as a director. Each director is also a director of Putnam Bank. Unless otherwise indicated, directors and executive officers have held their positions for the past five years.

All of the directors continuing in office are long-time residents of the communities served by PB Bancorp, Inc. and its subsidiaries and many of such individuals have operated, or currently operate, businesses located in such communities. As a result, each director continuing in office has significant knowledge of the businesses that operate in PB Bancorp, Inc.’s market area, an understanding of the general real estate market, values and trends in such communities and an understanding of the overall demographics of such communities. Additionally, as residents of such communities, each director has direct knowledge of the trends and developments occurring in such communities. As the holding company for a community banking institution, PB Bancorp, Inc. believes that the local knowledge and experience of its directors assists PB Bancorp, Inc. in assessing the credit and banking needs of its customers, developing products and services to better serve its customers and assessing the risks inherent in its lending operations, and provides PB Bancorp, Inc. with greater business development opportunities. As local residents, our directors are also exposed to the advertising, product offerings and community development efforts of competing institutions which, in turn, assists PB Bancorp, Inc. in structuring its marketing efforts and community outreach programs.

Charles W. Bentley Jr. is the President and CEO of Colt’s Plastics Co., Inc. a supplier of plastic packaging for the cosmetic, pharmaceutical, and personal care industries.  Mr. Bentley has been involved in the Society of the Plastics Industry (SPI) as head of the New England Molders Division, President of the New England Region, and as a Director on the National Board.  He has also been involved locally in education and was involved in the creation of the Quinebaug Valley Community College Plastics Institute.  Mr. Bentley attended Hanover College and earned a BA in Business Administration.  He was elected as a Board member of Putnam Bank in 2006.  Mr. Bentley’s involvement in manufacturing, and particularly plastics, has enabled him to develop relations within the local and surrounding industrial community.  These relations allow for insights into the commercial customers in our market areas and also the economic developments affecting the industrial and manufacturing segments of the communities in which we operate.

Thomas A. Borner is Vice Chairman of the Board, President and Chief Executive Officer of the Company and of Putnam Bank. Mr. Borner has served as a Director and Chairman of the Board of the Company since its formation in 2003, as a director of the Bank since 1987 and as Chairman of the Board of the Bank from 1992 to 2012. In addition, Mr. Borner was Interim Chief Executive Officer of the Bank from 1999 to 2000. Since October 2005, Mr. Borner has been Of Counsel to the law firm of Borner, Aleman and Davis, LLC in Putnam, Connecticut. As a past owner of a number of successful businesses, combined with his decades of legal experience in representing a variety of businesses and personal clients with profiles similar to those of the Bank’s customers along with his extensive community involvement in a wide range or organizations, Mr. Borner has valuable insight into Putnam Bank’s challenges and opportunities in its market.

Robert J. Halloran, Jr. is Executive Vice President and Chief Financial Officer of Putnam Bank and the Company. He joined Putnam Bank and the Company in 2004 and, until his appointment as President from 2006 to 2012, served as Senior Vice President and Chief Financial Officer of Putnam Bank and President and Treasurer of the Company. Mr. Halloran’s direct experience in finance and treasury functions and his position on the Board of Directors provides a clear and direct channel of communication from senior management to the full Board and alignment on corporate strategy.

Paul M. Kelly is the Treasurer of Kelly’s Tire, Inc., an automotive tire retail business, located in Putnam, Connecticut. He is a licensed real estate broker and also serves as Finance Committee Chairman and Assistant Treasurer at Woodstock Academy in Woodstock, Connecticut. Mr. Kelly’s experience gives him extensive insights into the customers who live in our market areas and economic developments affecting the communities in which we operate. His work experience qualifies him to be a member of the Audit Committee as an “audit committee financial expert” for purposes of the rules and regulations of the Securities and Exchange Commission.

Richard A. Loomis, a licensed real estate broker since 1983, is a partner with The Loomis Team, LLC. The partnership is affiliated with RE/MAX BELL PARK REALTY with concentrations in residential and commercial sales and leases. Mr. Loomis is also a controlling partner in TLC Group, LLC. TLC Group concentrates in real estate development and investment. Mr. Loomis brings the Board a unique perspective in the community in areas of economic development, residential housing challenges and commercial opportunities.

John P. Miller is the President and Owner of the National Chromium Company, Inc., a metal finishing company that specializes in chromium and nickel coatings, servicing accounts across the United States. Mr. Miller, an MBA, and an Adjunct Instructor of Business Management at Quinebaug Valley Community College located in Danielson, Connecticut. Mr. Miller’s broad experiences in community development, healthcare, general business and academics give him extensive insight into the communities we serve.

Charles H. Puffer is Chairman of the Board of the Company. Mr. Puffer worked for and owned the Leschke-Puffer Insurance Agency in Putnam, Connecticut for over 35 years until the company was sold in 2010. He earned his Bachelor of Science degree in Business Management from Bradley University. Mr. Puffer has been an active member of our community, which includes serving on the Board of Directors of Day Kimball Hospital and as a member of the Putnam Rotary Club for over 33 years. Mr. Puffer’s experience gives him extensive insight into the customers who live in our market areas and economic developments affecting the communities in which we operate.

Jitendra K. Sinha owned and operated Putnam Supermarket, Inc., located in Putnam, Connecticut for over 28 years until the company was sold in 2012. Beginning in February 2013, Mr. Sinha has been employed as a commercial loan officer for Putnam Bank. He has a Bachelor of Law degree from Patna University in India and an MBA from Long Island University in New York. Mr. Sinha has an extensive list of social and community service affiliations and has been recognized numerous times with civic achievement and community service awards. Mr. Sinha’s experience gives him extensive insight into the customers who live in our market areas and economic developments affecting the communities in which we operate.

Section 16(a) Beneficial Ownership Reporting Compliance

The common stock of the Company is registered with the SEC pursuant to Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Officers and directors of the Company and beneficial owners of greater than 10% of the Company’s common stock (“10% beneficial owners”) are required to file reports on Forms 3, 4 and 5 with the SEC disclosing beneficial ownership and changes in beneficial ownership of the common stock. SEC rules require disclosure in the Company’s Proxy Statement or Annual Report on Form 10-K of the failure of an officer, director or 10% beneficial owner of the Company’s common stock to file a Form 3, 4, or 5 on a timely basis. Based upon the Company’s review of the Forms 3, 4 and 5 filed with the SEC, the Company believes that Director Paul Kelly and Director Richard Loomis each filed one late Form 4 to report the cancellation of shares that resulted from an amendment to the Company’s director deferred compensation plan, which amendment eliminated the phantom stock component of the director deferred compensation plan, and that no other officer, director or 10% beneficial owner failed to file such ownership reports on a timely basis for the fiscal year ended June 30, 2016.

Code of Ethics

PB Bancorp, Inc. has adopted a Code of Ethics that applies to PB Bancorp, Inc.’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Ethics can be accessed on PB Bancorp, Inc.’s website at www.putnambank.com. The Code of Ethics was filed as Exhibit 14 to the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 26, 2016.

The Audit Committee

The Audit Committee consists of directors Paul M. Kelly, John P. Miller and Richard A. Loomis. Each member of the Audit Committee is considered “independent” as defined in the NASDAQ corporate governance listing standards and under SEC Rule 10A-3. The Board of Directors has determined that director Paul M. Kelly qualifies as an “audit committee financial expert” as that term is defined by the rules and regulations of the SEC.

ITEM 11.	Executive Compensation

The following table sets forth for the years ended June 30, 2016 and 2015 certain information as to the total remuneration paid by us to Mr. Borner, who serves as Chairman and Chief Executive Officer, and the only other executive officer of the Company other than Mr. Borner (“Named Executive Officers”).

SUMMARY COMPENSATION TABLE

				Nonqualified
				deferred
				compensation	All other
Name and principal			Bonus	earnings	compensation
position	Year	Salary ($)	($)	($) (1)	($) (2)	Total ($)
Thomas A. Borner,	2016	344,884	10,000	1,304	26,944	383,132
Vice-Chairman, President and Chief Executive Officer	2015	322,742	0	1,048	22,685	346,475

Robert J. Halloran, Jr.,	2016	218,977	5,000	0	22,844	246,821
Executive Vice President and Chief Financial Officer	2015	211,066	0	0	18,379	229,445

(1)	The amounts reflected in this column represent the above market interest received on deferred compensation that is not tax-qualified. The amount shown is only the portion that exceeds the market rate, as determined by Item 402 of Securities and Exchange Commission Regulation S-K.
(2)	The compensation represented by the amounts for 2016 set forth in the All Other Compensation column for the Named Executive Officers is detailed in the table below. ESOP contributions are based upon allocations for the fiscal year ended June 30, 2016 of 1,280 shares for Mr. Borner and 1,080 shares for Mr. Halloran.

			Life	Profit	Total all
	401(k) plan	ESOP	insurance	sharing	other
	contributions	contributions	premiums	contributions	compensation
Thomas A. Borner	$5,255	$10,777	$312	$10,600	$26,944

Robert J. Halloran, Jr.	$4,480	$9,093	$312	$8,959	$22,844

Benefit Plans

Insurance Plan. Putnam Bank provides its full-time officers and employees with health and life insurance.

Deferred Compensation Retirement Plan. Putnam Bank maintains a deferred compensation retirement plan for the benefit of directors designated by the board to participate in the plan. The plan was frozen as of July 1, 2004, and no further contributions have been made to the plan since that date. As of each valuation date, the participants’ accounts have been credited with an investment return equal to the New York prime rate of interest, compounded monthly.

The participant’s account will be distributed to the participant (or the participant’s beneficiary in the event of death) in periodic installments (at least annually) as elected by the participant or the participant’s beneficiary. In the event the annual installment exceeds $10,000, the maximum distribution period will be ten years. In the event the participant’s account is less than $10,000, distribution will be made in a lump sum. Distribution will be made within 60 days of a participant’s normal or late retirement. In the event of termination of service due to disability, distribution will be made within 60 days following the close of the plan year in which termination of service occurs. In the event a participant terminates service for any reason other than normal retirement, disability or death, distribution will commence within the later of 60 days following the close of the plan year in which the participant terminates service or 60 days after the participant’s election to commence payment is delivered to the plan administrator. In the event of a participant’s death prior to termination of service, the participant’s account will be distributed to his or her beneficiary. If the participant dies after termination of service but prior to the complete distribution of his account balance, the undistributed balance will be distributed to the participant’s beneficiary in annual installments over three years unless the beneficiary elects otherwise.

Incentive Plan. On an annual basis, Putnam Bank may establish a pool of money for a discretionary incentive compensation plan for the benefit of its employees, including the Named Executive Officers. The Board of Directors is responsible for formulating an amount to be distributed, based upon Putnam Bank’s performance. To be eligible for an award, a participant must be employed by April 1 of the plan year and must remain employed through the date of disbursement. For the year ended June 30, 2016, the Named Executive Officers received bonuses of approximately 2.7% of their respective base salaries.

Stock Benefit Plans

Employee Stock Ownership Plan and Trust.  The Board of Directors of Putnam Bank has adopted an employee stock ownership plan.  Employees who are at least 21 years old with at least one year of employment with Putnam Bank are eligible to participate. The employee stock ownership plan trust has borrowed funds from the Company and previously borrowed funds from the Company’s predecessor, PSB Holdings, Inc., and used those funds to purchase shares of common stock in the Company’s stock offering and in PSB Holdings, Inc.’s 2004 stock offering.  As a result, the employee stock ownership plan now holds 458,038 shares of Company common stock.  Collateral for the loan is the common stock purchased by the employee stock ownership plan. The loan is being repaid principally from Putnam Bank discretionary contributions to the employee stock ownership plan over a period of up to 20 years.  The loan documents provide that the loan may be repaid over a shorter period, without penalty for prepayments. The interest rate for the loan is a floating rate equal to the prime rate.  Shares purchased by the employee stock ownership plan are held in a suspense account for allocation among participants as the loan is repaid.

Contributions to the employee stock ownership plan and shares released from the suspense account in an amount proportional to the repayment of the employee stock ownership plan loan will be allocated among employee stock ownership plan participants on the basis of compensation in the year of allocation. Benefits under the plan vest at the rate of 20% per year, starting upon completion of three years of credited service, and will be fully vested upon completion of seven years of credited service, with credit given to participants for years of credited service with Putnam Bank’s mutual predecessor prior to the adoption of the plan. A participant’s interest in his account under the plan fully vests in the event of termination of service due to a participant’s early or normal retirement, death, disability, or upon a change in control (as defined in the plan). Vested benefits are payable in the form of common stock and/or cash. Putnam Bank’s contributions to the employee stock ownership plan are discretionary, subject to the loan terms and tax law limits. Therefore, benefits payable under the employee stock ownership plan cannot be estimated. Pursuant to Financial Accounting Standards Board Accounting Standards Codification 718-40, the Company records compensation expense each year in an amount equal to the fair market value of the shares released from the suspense account. In the event of a change in control, the employee stock ownership plan will terminate.

Stock-Based Incentive Plan. The Company has adopted the PB Bancorp, Inc. 2005 Stock-Based Incentive Plan (the “Incentive Plan”), to provide officers, employees and directors of the Company or the Bank with additional incentives to share in the growth and performance of the Company. The Incentive Plan was approved by stockholders on October 21, 2005.

The Incentive Plan authorizes the issuance of up to 476,298 shares of Company common stock pursuant to grants of incentive and non-statutory stock options, stock appreciation rights, reload options, and restricted stock awards, provided that no more than 136,085 shares may be issued as restricted stock awards, and no more than 340,213 shares may be issued pursuant to the exercise of stock options.

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

Directors’ Compensation

The following table sets forth for the year ended June 30, 2016 certain information as to the total remuneration paid to directors other than Mr. Borner and Mr. Halloran.

DIRECTOR COMPENSATION TABLE FOR THE YEAR ENDED JUNE 30, 2016

	Fees earned	Option	All other
	or paid in	awards	compensation
Name	cash ($)	($) (1)	($)		Total

Charles W. Bentley, Jr.	19,900	0	0		19,900
Paul M. Kelly	22,450	0	0		22,450
Charles H. Puffer	27,500	0	0		27,500
Richard A. Loomis	21,450	0	0		21,450
John P. Miller	22,350	0	0		22,350
Jitendra K. Sinha	0	0	99,329	(2)	99,329

(1)	As of June 30, 2016, Messrs. Bentley and Miller had 3,572 and 3,572 vested stock options outstanding, respectively.
(2)	Represents compensation paid to Mr. Sinha for his position as a commercial loan officer. Mr. Sinha stopped receiving fees for service as a director when he became an employee of Putnam Bank.

Putnam Bank pays the Chairman of the Board an annual salary of $27,500 with no per meeting fee. During the fiscal year ended June 30, 2016, all other non-employee directors received an annual retainer of $8,000 and $300 for each board meeting that he attended. All non-employee Board committee members, except the Chairman of the Board, received a fee of $150 for each committee meeting attended except that committee chairpersons received a fee of $200 for each committee meeting attended. All non-employee directors, except for the Chairman of the Board, receive a fee of $500 for the annual Strategic Planning meeting. Putnam Bank paid fees totaling $113,650 to directors for the fiscal year ended June 30, 2016.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of management is included in Item 10, above. The following table provides information as of October 14, 2016, with respect to persons known by the Company to be the beneficial owners of more than 5% of the Company’s outstanding common stock. A person may be considered to own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investing power. Percentages are based on 7,880,402 shares of Company common stock outstanding for voting purposes as of as of October 14, 2016.

Amount of Shares
	Owned and Nature	Percent of Shares
	of Beneficial	of Common Stock
Name and Address of Beneficial Owners	Ownership (1)	Outstanding
Principal Stockholders:

Putnam Bank Employee Stock Ownership Plan	458,039	5.8%
40 Main Street
Putnam, Connecticut 06260

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

	Number of Securities to be
	Issued upon Exercise of				Number of Securities
	Outstanding Options and		Weighted Average		Remaining Available for
Plan	Rights		Exercise Price		Issuance under the Plans
Equity compensation plans approved by stockholders	27,385	(1)	$8.99	(2)	0

Equity compensation plans not approved by stockholders	—		—		—
Total	27,385	(1)	$8.99	(2)	0

(1)	Reflects options to purchase shares of common stock awarded under the Incentive Plan.
(2)	Relates to 27,385 outstanding stock options.
41

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Certain Related Persons

All transactions between the Company and its executive officers, directors, holders of 10% or more of the shares of its common stock and affiliates thereof, are on terms no less favorable to the Company than could have been obtained by it in arm’s-length negotiations with unaffiliated persons. Such transactions must be approved by a majority of the independent directors of the Company not having any interest in the transaction. In the ordinary course of business, Putnam Bank makes loans available to its directors, officers and employees. These loans are made in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable loans with persons not related to Putnam Bank. Management believes that these loans neither involve more than the normal risk of collectibility nor present other unfavorable features.

Section 402 of the Sarbanes-Oxley Act of 2002 generally prohibits an issuer from: (1) extending or maintaining credit; (2) arranging for the extension of credit; or (3) renewing an extension of credit in the form of a personal loan for an officer or director. There are several exceptions to this general prohibition, one of which is applicable to the Company. Sarbanes-Oxley does not apply to loans made by a depository institution that is insured by the FDIC and is subject to the insider lending restrictions of the Federal Reserve Act. All loans to Putnam Bank’s directors and officers are made in conformity with the Federal Reserve Act and applicable regulations.

In accordance with the listing standards of the NASDAQ Stock Market, any transactions that would be required to be reported under this section of this Proxy Statement must be reviewed by our audit committee or another independent body of the board of directors. In addition, any transaction with a director is reviewed by and subject to approval of the members of the board of directors who are not directly involved in the proposed transaction to confirm that the transaction is on terms that are no less favorable as those that would be available to us from an unrelated party through an arms-length transaction.

Board Independence

The Board of Directors has determined that, except for Messrs. Borner, Halloran and Sinha, each member of the Board is an “independent director” as defined in the NASDAQ listing rules.  Messrs. Borner, Halloran are not considered independent because they serve as executive officers of the Company and Mr. Sinha is an officer of Putnam Bank. In evaluating the independence of our independent directors, we found no transactions between us and our independent directors that are not required to be reported under “—Transactions With Certain Related Persons,” above, and that had an impact on our determination as to the independence of our directors.

ITEM 14.	Principal Accountant Fees and Services

Audit Fees

The following sets forth information with respect to the fees paid by the Company for the fiscal years ended June 30, 2016 and 2015 to Wolf & Company, P.C.

Audit Fees. The fees for professional services rendered by Wolf & Company, P.C. for the audit of the Company’s annual financial statements and for the review of the consolidated financial statements included in the Company’s quarterly reports on Form 10-Q and services performed in connection with the 2016 Form S-1 Registration Statement filed with the SEC were $213,500 for 2016 and $104,000 for 2015.

Audit-Related Fees. During the past two fiscal years, there were no additional fees for professional services by Wolf & Company, P.C., that were reasonably related to the performance of the audit.

Tax Fees.  There were no fees for professional tax services such as tax advice, tax planning, tax compliance and the review of tax returns paid to Wolf & Company, P.C. for 2016 or 2015.

All Other Fees. There were fees $3,150 billed to the Company by Wolf & Company, P.C. during the fiscal year ended June 30, 2016 and $3,050 during the fiscal year ended June 30, 2015, related to services provided to the Putnam Bank Foundation.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor

The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the Company’s independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to particular service or category of services and is generally subject to a specific budget. The Audit Committee has delegated pre-approval authority to its Chairman when expedition of services is necessary. The independent registered public accounting firm and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. All other fees for the past two fiscal years were pre-approved by the Audit Committee.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)(3) Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PB BANCORP, INC.

Date: October 25, 2016	By:	/s/ Thomas A. Borner
Thomas A. Borner
President and Chief Executive Officer and Director (Duly Authorized Representative)

