Form 10-Q
period 2016-09-30
PB Bancorp, Inc.
filed 2016-11-14
CIK 1652106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 1, 2016, there were 7,880,402 shares of the registrant’s common stock outstanding.

PB Bancorp, Inc.

Table of Contents

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

PB Bancorp, Inc.

Consolidated Balance Sheets

(Unaudited)

	September 30,	June 30,
	2016	2016
	(in thousands except share data)
ASSETS
Cash and due from depository institutions	$3,640	$4,753
Interest-bearing demand deposits with other banks	10,312	380
Total cash and cash equivalents	13,952	5,133
Securities available-for-sale, at fair value	67,845	70,436
Securities held-to-maturity (fair value of $136,815 as of September 30, 2016 and $147,217 as of June 30, 2016)	134,293	144,343
Federal Home Loan Bank stock, at cost	3,820	3,819
Loans	258,328	253,647
Less: Allowance for loan losses	(2,425)	(2,303)
Net loans	255,903	251,344
Premises and equipment, net	3,616	3,639
Accrued interest receivable	1,131	1,216
Other real estate owned	1,921	1,895
Goodwill	6,912	6,912
Bank-owned life insurance	12,285	9,699
Net deferred tax asset	2,360	2,538
Other assets	2,431	1,583

Total assets	$506,469	$502,557

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Non-interest-bearing	$68,738	$65,700
Interest-bearing	289,766	290,366
Total deposits	358,504	356,066
Mortgagors' escrow accounts	1,496	2,657
Federal Home Loan Bank advances	56,500	53,900
Securities sold under agreements to repurchase	2,474	2,359
Other liabilities	2,031	2,487
Total liabilities	421,005	417,469

Stockholders' Equity
Preferred stock, 50,000,000 shares authorized, $0.01 par value, no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.01 par value, 7,880,402 shares issued and outstanding at September 30, 2016 and June 30, 2016.	79	79
Additional paid-in capital	62,839	62,837
Retained earnings	26,088	25,901
Accumulated other comprehensive income (loss)	7	(143)
Unearned ESOP shares	(3,549)	(3,586)
Total stockholders' equity	85,464	85,088

Total liabilities and stockholders' equity	$506,469	$502,557

See accompanying notes to consolidated financial statements.

PB Bancorp, Inc.

Consolidated Statements of Net Income

(Unaudited)

	Three months ended
	September 30,
	2016	2015
	(in thousands, except per share data)
Interest and dividend income:
Interest and fees on loans	$2,572	$2,376
Interest and dividends on investments	1,101	999
Other	10	1
Total interest and dividend income	3,683	3,376

Interest expense:
Deposits and escrow	450	473
Borrowed funds	353	349
Total interest expense	803	822
Net interest and dividend income	2,880	2,554

Provision (credit) for loan losses	220	(70)
Net interest and dividend income after provision (credit) for loan losses	2,660	2,624

Non-interest income:
Total other-than-temporary impairment losses on debt securities	-	(242)
Portion of losses recognized in other comprehensive income	-	206
Net impairment losses recognized in earnings	-	(36)
Fees for services	438	443
Mortgage banking activities	16	26
Net commissions from brokerage service	29	22
Income from bank-owned life insurance	86	69
Gain on sales of other real estate owned, net	28	114
Other income	54	26
Total non-interest income	651	664

Non-interest expense:
Compensation and benefits	1,671	1,565
Occupancy and equipment	297	312
Data processing	179	194
LAN/WAN network	36	36
Advertising and marketing	34	35
FDIC deposit insurance	83	102
Other real estate owned	56	83
Write-down of other real estate owned	-	28
Other	411	402
Total non-interest expense	2,767	2,757
Income before income tax expense	544	531

Income tax expense	121	125
NET INCOME	$423	$406

Earnings per common share:
Basic	$0.06	$0.05 (1)
Diluted	$0.06	$0.05 (1)

(1)	Share and per share amounts related to periods prior to the date of completion of the Conversion (January 7, 2016) have been restated to give retroactive recognition to the exchange ratio applied in the Conversion (1.1907 to one).

See accompanying notes to consolidated financial statements.

PB Bancorp, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three months ended
	September 30,
	2016	2015
	(in thousands)

Net income	$423	$406

Other comprehensive income:
Net unrealized holding gains on available-for-sale securities	227	267
Reclassification adjustment for losses realized in income on available-for-sale securities (1)	-	36
Non-credit portion of other-than-temporary losses on available-for-sale securities	-	(206)

Other comprehensive income before tax	227	97
Income tax expense related to other comprehensive income	(77)	(33)
Other comprehensive income net of tax	150	64
Total comprehensive income	$573	$470

(1)	Reported in net impairment losses recognized in earnings included in non-interest income on the consolidated statements of net income. Income tax benefit associated with the reclassification adjustment was $12,000 for the three months ended September 30, 2015.

See accompanying notes to consolidated financial statements.

PB Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

for the three months ended September 30, 2016 and 2015

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Treasury Stock	Total Stockholders' Equity
	(dollars in thousands, except per share data)

Balances at June 30, 2015	$694	$30,602	$25,919	$(198)	$(1,182)	$(4,091)	$51,744

Comprehensive income	-	-	406	64	-	-	470
Cash dividends declared and paid ($0.03 per share)(1)	-	-	(262)	-	-	-	(262)
ESOP shares committed to be released (3,804 shares) (1)	-	-	(5)	-	32	-	27

Balances at September 30, 2015	$694	$30,602	$26,058	$(134)	$(1,150)	$(4,091)	$51,979

Balances at June 30, 2016	$79	$62,837	$25,901	$(143)	$(3,586)	$-	$85,088

Comprehensive income	-	-	423	150	-	-	573
Cash dividends declared and paid ($0.03 per share)	-	-	(236)	-	-	-	(236)
ESOP shares committed to be released (4,504 shares)	-	2	-	-	37	-	39

Balances at September 30, 2016	$79	$62,839	$26,088	$7	$(3,549)	$-	$85,464

(1)	Share and per share amounts related to periods prior to the date of completion of the Conversion (January 7, 2016) have been restated to give retroactive recognition to the exchage ratio applied in the Conversion (1.1907 to one).

See accompanying notes to consolidated financial statements.

PB Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months
	ended September 30,
	2016	2015
	(in thousands)
Cash flows from operating activities
Net income	$423	$406
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of securities, net	257	383
Impairment losses on securities	-	36
Amortization of deferred loan costs, net	52	37
Provision (credit) for loan losses	220	(70)
Gain on sale of other real estate owned, net	(28)	(114)
Write-down of other real estate owned	-	28
Depreciation and amortization - premises and equipment	78	80
Amortization - software	29	29
(Increase) decrease in accrued interest receivable and other assets	(792)	43
Increase in cash surrender value of bank-owned life insurance	(86)	(69)
Decrease in other liabilities	(456)	(128)
Deferred tax expense	101	171
ESOP expense	39	27
Net cash (used in) provided by operating activities	(163)	859
Cash flows from investing activities
Proceeds from calls, pay downs and maturities of available-for-sale securities	2,750	1,561
Purchase of held-to-maturity securities	-	(5,649)
Proceeds from calls, pay downs and maturities of held-to-maturity securities	9,861	10,647
Purchase of Federal Home Loan Bank stock	(1)	-
Loan principal originations, net of repayments	(2,553)	(3,028)
Loan purchases	(2,646)	(913)
Recoveries of loans previously charged off	13	20
Purchase of bank-owned life insurance	(2,500)	-
Proceeds from sale of other real estate owned	357	1,144
Capital expenditures - premises and equipment	(55)	(24)
Net cash provided by investing activities	5,226	3,758
Cash flows from financing activities
Net increase (decrease) in deposit accounts	2,438	(5,101)
Net decrease in mortgagors' escrow accounts	(1,161)	(1,170)
Proceeds from long-term Federal Home Loan Bank advances	6,000	-
Repayment of long-term Federal Home Loan Bank advances	(2,000)	-
Change in short term Federal Home Loan Bank advances, net	(1,400)	240
Net increase in securities sold under agreements to repurchase	115	1,060
Cash dividends paid on common stock	(236)	(262)
Net cash provided by (used in) financing activities	3,756	(5,233)
Net increase (decrease) in cash and cash equivalents	8,819	(616)
Cash and cash equivalents at beginning of year	5,133	5,326
Cash and cash equivalents at end of period	$13,952	$4,710
Supplemental disclosures
Cash paid during the period for:
Interest	$800	$831
Income taxes	4	1
Loans transferred to other real estate owned	355	-

See accompanying notes to consolidated financial statements.

PB Bancorp, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – Organization

PB Bancorp, Inc. (the “Company”) is a Maryland corporation incorporated on September 9, 2015 to be the successor to PSB Holdings, Inc. upon completion of the second step mutual-to-stock conversion (the “Conversion”) of Putnam Bancorp, MHC, (the “MHC”), the top tier mutual holding company of PSB Holdings, Inc. PSB Holdings, Inc. was the former mid-tier holding company for Putnam Bank (the “Bank”). Prior to completion of the Conversion, approximately 57% of the shares of common stock of PSB Holdings, Inc. were owned by the MHC. In conjunction with the Conversion, the MHC and PSB Holdings, Inc. merged into the Company and the Company became its successor under the name PB Bancorp, Inc. The Conversion was completed on January 7, 2016. The Company raised gross proceeds of $33.7 million by selling a total of 4,215,387 shares of common stock at $8.00 per share in the second step offering. Also, an additional 317,287 shares were purchased by the Bank’s Employee Stock Ownership Plan with the proceeds of a loan from the Company. Concurrent with the completion of the stock offering, each share of PSB Holdings, Inc. stock owned by public stockholders (stockholders other than the MHC) was exchanged for 1.1907 shares of Company common stock. A total of 3,347,728 shares of Company common stock were issued in the exchange. The Conversion was accounted for as a capital raising transaction by entities under common control. The historical financial results of the MHC are immaterial to the results of the Company and therefore the net assets of the MHC have been reflected as an increase to stockholders’ equity.

As a result of the Conversion, all share and per share information has been revised to reflect the 1.1907-to-one exchange ratio. Such revised financial information presented in this Form 10-Q for periods prior to January 7, 2016 is derived from the consolidated financial statements of PSB Holdings, Inc. and its subsidiaries.

NOTE 2 – Basis of Presentation

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-Q, and accordingly do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary, consisting of only normal recurring accruals and the elimination of all significant intercompany accounts, to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. The interim results of operations are not necessarily indicative of the operating results to be expected for future periods, including the fiscal year ending June 30, 2017. These financial statements should be read in conjunction with the 2016 consolidated financial statements and notes thereto included in the PB Bancorp, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on September 26, 2016.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall, (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this Update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Targeted improvements to generally accepted accounting principles include the requirement for equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income cost and the elimination of the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Management is currently evaluating the impact to the consolidated financial statements of adopting this Update.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  Entities will now use forward-looking information to better form their credit loss estimates.  The ASU also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  Management is currently evaluating the impact on the consolidated financial statements of adopting this Update.

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

Note 4 – Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assumptions by management that have, or could have, a material impact on our income or the carrying value of our assets. Our critical accounting policies are those related to our loans, allowance for loan losses, realizability of deferred income taxes, valuation of goodwill and the impairment of securities.

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

Construction – Loans in this segment include speculative real estate development loans for which payment is derived from sale of the property. Credit risk is affected by the accuracy of estimated costs to complete the project, cost overruns, time to sell at an adequate price, and market conditions.

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

Other-Than-Temporary Impairment of Securities. Management periodically reviews all investment securities with significant declines in fair value for potential other-than-temporary impairment (“OTTI”) pursuant to the guidance provided by ASC 320-10, Investments-Debt and Equity Securities. The guidance addresses the determination as to when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.

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

The following information was used in the computation of EPS on both a basic and diluted basis for the three months ended September 30, 2016 and 2015:

	Three months ended September 30,
	2016	2015
Net income	$423,000	$406,000

Weighted average common shares applicable to basic EPS (1)	7,439,029	7,648,323
Effect of dilutive potential common shares	-	-
Weighted average common shares applicable to diluted EPS (2)	7,439,029	7,648,323
Earnings per share:
Basic	$0.06	$0.05
Diluted	$0.06	$0.05

(1)	For the three months ended September 30, 2016, options to purchase 27,385 shares were outstanding but not included in the computation of earnings per share because they were anti-dilutive. For the three months ended September 30, 2015, options to purchase 237,075 (2) shares were outstanding but not included in the computation of earnings per share because they were anti-dilutive.

(2)	Share and per share amounts related to periods prior to the date of the completion of the Conversion (January 7, 2016) have been restated to give retroactive recognition to the exchange ratio applied in the Conversion (1.1907 to one).

NOTE 6 – Investment Securities

The carrying value, estimated fair values, and gross unrealized gains and losses of investment securities by maturity and type are as follows:

	Amortized	Gross Unrealized		Fair
	Cost Basis	Gains	(Losses)	Value
	(in thousands)
September 30, 2016
Available-for-sale:
Debt securities:
U.S. government and government-sponsored securities:
Due from one through five years	$1,000	$3	$-	$1,003
After ten years	4,257	-	(27)	4,230
	5,257	3	(27)	5,233
Corporate bonds and other securities:
Due after ten years	5,999	-	(768)	5,231
U.S. Government-sponsored and guaranteed mortgage-backed securities:
Due one year or less	56	1	-	57
From one through five years	74	2	-	76
From five through ten years	9,841	217	-	10,058
After ten years	32,469	396	(19)	32,846
	42,440	616	(19)	43,037
Non-agency mortgage-backed securities:
Due after ten years	4,135	464	(255)	4,344
Total debt securities	57,831	1,083	(1,069)	57,845

Equity securities:
Auction rate preferred - due after 10 years	10,000	-	-	10,000
Total available-for-sale securities	$67,831	$1,083	$(1,069)	$67,845

Held-to-maturity:
U.S. government and government-sponsored securities:
Due from one through five years	$9,210	$242	$-	$9,452
After ten years	5,367	70	-	5,437
	14,577	312	-	14,889
State agency and municipal obligations
Due from five through ten years	456	2	-	458

U.S. Government-sponsored and guaranteed mortgage-backed securities:
Due from one through five years	1,564	82	-	1,646
From five through ten years	1,848	89	-	1,937
After ten years	115,848	2,122	(85)	117,885
	119,260	2,293	(85)	121,468
Total held-to-maturity securities	$134,293	$2,607	$(85)	$136,815

	Amortized	Gross Unrealized		Fair
	Cost Basis	Gains	(Losses)	Value
	(in thousands)
June 30, 2016:
Available-for-sale:
Debt securities:
U.S. government and government-sponsored securities:
Due from one through five years	$1,000	$4	$-	$1,004
After ten years	4,293	-	(12)	4,281
	5,293	4	(12)	5,285
Corporate bonds and other securities:
Due after ten years	5,999	-	(1,024)	4,975

U.S. Government-sponsored and guaranteed mortgage-backed securities:
Due from one through five years	171	4	-	175
From five through ten years	10,454	263	-	10,717
After ten years	34,398	447	(13)	34,832
	45,023	714	(13)	45,724
Non-agency mortgage-backed securities:
Due after ten years	4,334	443	(325)	4,452
Total debt securities	60,649	1,161	(1,374)	60,436

Equity securities:
Auction rate preferred - due after 10 years	10,000	-	-	10,000
Total available-for-sale securities	$70,649	$1,161	$(1,374)	$70,436

Held-to-maturity:
U.S. government and government-sponsored securities:
Due from one through five years	$9,208	$292	$-	$9,500
From five through ten years	5,481	86	-	5,567
	14,689	378	-	15,067
State agency and municipal obligations
Due in five through ten years	457	4	-	461

U.S. Government-sponsored and guaranteed mortgage-backed securities:
Due in one through five years	1,736	97		1,833
From five through ten years	1,314	61	-	1,375
After ten years	126,147	2,392	(58)	128,481
	129,197	2,550	(58)	131,689
Total held-to-maturity securities	$144,343	$2,932	$(58)	$147,217

There were no sales of available-for-sale securities for the three months ended September 30, 2016 or 2015. Gains and losses on the sales of securities are recorded on the trade date and are determined using the specific identification method. There were no other-than-temporary impairment charges on available-for-sale securities realized in income during the three months ended September 30, 2016. There were other-than-temporary impairment charges on available-for-sale securities of $36,000 realized in income during the three months ended September 30, 2015. The write-downs included total other-than-temporary impairment losses on non-agency mortgage-back securities of $242,000, net of $206,000 recognized in other comprehensive income, before taxes.

The following is a summary of the estimated fair value and related unrealized losses segregated by category and length of time that individual securities have been in a continuous unrealized loss position at:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2016:	Value	Losses	Value	Losses	Value	Losses
Available-for-sale:	(in thousands)
Debt securities:
U.S. Government and government-sponsored securities	$4,230	$27	$-	$-	$4,230	$27
Corporate bonds and other securities	-	-	5,231	768	5,231	768
U.S. Government-sponsored and guaranteed mortgage-backed securities	5,029	19	-	-	5,029	19
Total temporarily impaired available-for-sale	9,259	46	5,231	768	14,490	814

Held-to-maturity:
U.S. Government-sponsored and guaranteed mortgage-backed securities	11,214	28	6,452	57	17,666	85
Total temporarily impaired held-to-maturity	11,214	28	6,452	57	17,666	85

Other-than-temporarily impaired debt securities (1):
Non-agency mortgage-backed securities	-	-	2,084	255	2,084	255

Total temporarily-impaired and other-than-temporarily impaired securities	$20,473	$74	$13,767	$1,080	$34,240	$1,154

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2016:	Value	Losses	Value	Losses	Value	Losses
Available-for-sale:	(in thousands)
Debt securities:
U.S. Government and government-sponsored guaranteed securities	$4,281	$12	$-	$-	$4,281	$12
Corporate bonds and other securities	-	-	4,975	1,024	4,975	1,024
U.S. Government-sponsored and guaranteed mortgage-backed securities	9,078	13	-	-	9,078	13
Total temporarily impaired available-for-sale	13,359	25	4,975	1,024	18,334	1,049

Held-to-maturity:
U.S. Government-sponsored and guaranteed mortgage-backed securities	5,236	13	8,503	45	13,739	58
Total temporarily impaired held-to-maturity	5,236	13	8,503	45	13,739	58

Other-than-temporarily impaired debt securities (1):
Non-agency mortgage-backed securities	-	-	2,115	325	2,115	325
Total temporarily-impaired and other-than-temporarily impaired securities	$18,595	$38	$15,593	$1,394	$34,188	$1,432

(1)	Includes other-than-temporary impaired available-for-sale debt securities in which a portion of the other-than-temporary impairment loss remains in accumulated other comprehensive income (loss).

Management evaluates securities for OTTI at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

At September 30, 2016 and June 30, 2016, there were 28 and 26 individual investment securities, respectively, with aggregate depreciation of 3.3% and 4.0%, respectively, from the Company’s amortized cost basis. Management has the intent and ability to hold these securities until cost recovery occurs and considers these declines to be temporary.

The unrealized losses on the Company’s investment in U.S. Government-sponsored agency bonds and U.S. government-guaranteed and government-sponsored residential mortgage-backed securities were primarily caused by interest rate fluctuations. These investments are guaranteed or sponsored by the U.S. government or an agency thereof. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the investment. Because the decline in market value is attributable to changes in interest rates and not to credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2016.

The Company’s unrealized losses on investments in corporate bonds and other securities relate to investments in companies within the financial services sector. As of September 30, 2016, the Company had five investments in corporate single-issuer trust preferred securities (TRUPs) with a total book value of $6.0 million and total fair value of $5.2 million, all of which were classified as available-for-sale. The single-issuer trust preferred investments are evaluated for other-than-temporary impairment by performing a present value of cash flows each quarter. None of the issuers have deferred interest payments or announced the intention to defer interest payments. The Company believes the decline in fair value is related to the spread over three-month LIBOR, on which the quarterly interest payments are based, as the spread over LIBOR being received is significantly lower than current market spreads. Management concluded the impairment of these investments was considered temporary and asserts that the Company does not have the intent to sell these investments and that it is more likely than not it will not have to sell the investments before recovery of their cost bases which may be at maturity.

The following table represents a roll-forward of the amount of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in other comprehensive income (loss) (in thousands):

	Three months ended
	September 30,
	2016	2015
	(in thousands)

Balance at beginning of period	$15,982	$15,898
Credit losses on securities for which other-than-temporary impairment was not previously recorded	-	-
Additional credit losses on securities for which an other-than-temporary impairment charge was previously recorded	-	36
Reductions for securities sold during the period	-	-

Balance at end of period	$15,982	$15,934

NOTE 7 – Loans

The following table sets forth the composition of our loan portfolio at September 30, 2016 and June 30, 2016:

	September 30,	June 30,
	2016	2016
	(in thousands)

Real Estate:
Residential (1)	$200,221	$197,359
Commercial	46,051	45,526
Residential construction	3,769	1,756
Commercial	9,668	9,799
Consumer and other	733	691

Total loans	260,442	255,131

Unadvanced construction loans	(3,265)	(2,590)
	257,177	252,541
Net deferred loan costs	1,151	1,106
Allowance for loan losses	(2,425)	(2,303)

Loans, net	$255,903	$251,344

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

The following table presents the Company’s loan classes by internally assigned grades at September 30, 2016 and June 30, 2016:

	Residential	Commercial	Residential		Consumer
September 30, 2016	Real Estate	Real Estate	Construction	Commercial	and other	Total
	(in thousands)
Grade:
Pass	$196,536	$39,498	$2,031	$9,635	$732	$248,432
Special Mention	413	376	-	-	-	789
Substandard	3,272	4,650	-	33	1	7,956
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$200,221	$44,524	$2,031	$9,668	$733	$257,177

June 30, 2016

Grade:
Pass	$193,574	$37,307	$853	$9,758	$690	$242,182
Special Mention	418	648	-	-	-	1,066
Substandard	3,367	5,821	-	41	1	9,230
Doubtful	-	63	-	-	-	63
Loss	-	-	-	-	-	-
Total	$197,359	$43,839	$853	$9,799	$691	$252,541

There were no modifications deemed to be troubled debt restructures during the three months ended September 30, 2016 and 2015.

There were no troubled debt restructurings that subsequently defaulted (defined as 30 or more days past due subsequent to restructuring) within one year of modification during the three months ended September 30, 2016 and 2015.

NOTE 8 – Non-performing Assets, Past Due and Impaired Loans

The table below sets forth the amounts and categories of non-performing assets at the dates indicated:

	At September 30,	At June 30,
	2016	2016
	(Dollars in thousands)
Non-accrual loans:
Real Estate:
Residential	$3,272	$3,367
Commercial	804	876
Commercial	14	16
Consumer	1	1
Total non-accrual loans	4,091	4,260

Accruing loans past due 90 days or more	-	-

Total non-performing loans	4,091	4,260

Other real estate owned	1,921	1,895
Total non-performing assets	$6,012	$6,155

Total non-performing loans to total loans	1.59%	1.69%
Total non-performing assets to total assets	1.19%	1.22%

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

The following table sets forth information regarding past due loans at September 30, 2016 and June 30, 2016:

			90 days
	30–59 Days	60–89 Days	or greater	Total
At September 30, 2016	Past Due	Past Due	Past Due	Past Due
	(in thousands)
Real Estate:
Residential	$147	$632	$301	$1,080
Consumer and other	2	-	-	2
Total	$149	$632	$301	$1,082

At June 30, 2016

Real Estate:
Residential	$419	$-	$437	$856
Commercial	-	-	62	62
Consumer and other	2	-	-	2
Total	$421	$-	$499	$920

The following is a summary of information pertaining to impaired loans at September 30, 2016 and June 30, 2016:

	At September 30, 2016			At June 30, 2016
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans without a valuation allowance:	(in thousands)
Real Estate:
Residential	$1,375	$1,555		$1,110	$1,156
Commercial	2,507	3,191		2,597	3,317
Commercial	14	14		16	16
Total impaired with no valuation allowance	$3,896	$4,760		$3,723	$4,489

Impaired loans with a valuation allowance:
Real Estate:
Residential	$721	$721	$21	$1,019	$1,079	$29
Total impaired with a valuation allowance	$721	$721	$21	$1,019	$1,079	$29

Total impaired loans:
Real Estate:
Residential	$2,096	$2,276	$21	$2,129	$2,235	$29
Commercial	2,507	3,191	-	2,597	3,317	-
Commercial	14	14	-	16	16	-
Total impaired loans	$4,617	$5,481	$21	$4,742	$5,568	$29

The following is a summary of additional information pertaining to impaired loans:

	Three months ended			Three months ended
	September 30, 2016			September 30, 2015
	Average	Interest	Interest Income	Average	Interest	Interest Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
	(in thousands)
Real Estate:
Residential	$2,112	$5	$-	$2,333	$11	$-
Commercial	2,552	37	-	4,038	20	-
Commercial	15	-	-	202	3	-
Total impaired loans	$4,679	$42	$-	$6,573	$34	$-

NOTE 9 – Allowance for Loan Losses

An analysis of the allowance for loan losses for the three months ended September 30, 2016 and 2015 is as follows:

Three months ended
September 30, 2016	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and Other	Unallocated	Total
	(in thousands)
Beginning balance	$1,171	$967	$6	$78	$20	$61	$2,303
Charge-offs	(100)	-	-	-	(11)	-	(111)
Recoveries	10	-	-	1	2	-	13
Provision (credit)	202	(53)	7	(9)	38	35	220
Ending Balance	$1,283	$914	$13	$70	$49	$96	$2,425

Three months ended
September 30, 2015

Beginning balance	$1,091	$906	$5	$41	$26	$106	$2,175
Charge-offs	-	-	-	-	(16)	-	(16)
Recoveries	13	-	-	3	4	-	20
Provision (credit)	(53)	5	(1)	(13)	15	(23)	(70)
Ending Balance	$1,051	$911	$4	$31	$29	$83	$2,109

At September 30, 2016	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and Other	Unallocated	Total
	(in thousands)
Amount of allowance for loan losses for impaired loans	$21	$-	$-	$-	$-	$-	$21

Amount of allowance for loan losses for non-impaired loans	$1,262	$914	$13	$70	$49	$96	$2,404

Impaired loans	$2,096	$2,507	$-	$14	$-	$-	$4,617

Non-impaired loans	$198,125	$42,017	$2,031	$9,654	$733	$-	$252,560

At June 30, 2016

Amount of allowance for loan losses for impaired loans	$29	$-	$-	$-	$-	$-	$29

Amount of allowance for loan losses for non-impaired loans	$1,142	$967	$6	$78	$20	$61	$2,274

Impaired loans	$2,129	$2,597	$-	$16	$-	$-	$4,742

Non-impaired loans	$195,230	$41,242	$853	$9,783	$691	$-	$247,799

NOTE 10 – Accumulated Other Comprehensive Income (Loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the consolidated balance sheets, such items are components of accumulated other comprehensive income (loss).

The components of accumulated other comprehensive loss and related tax effects are as follows:

	September 30,	June 30,
	2016	2016
	(in thousands)
Net unrealized gain (loss) on securities available-for-sale	$14	$(213)
Tax effect	(7)	70
Accumulated other comprehensive income (loss)	$7	$(143)

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s assets carried at fair value for September 30, 2016.

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

Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Subsequent to inception, management only changes Level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalization and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows. Level 3 assets consisted of available-for-sale auction-rate trust preferred securities (ARPs).  The Company had difficulty identifying market prices of comparable instruments for ARPs due to the inactive market. As a result, the Company modified its methodology for determining the fair value of the ARPs classified as Level 3, and used the quoted market values of the underlying collateral preferred shares, adjusted for the higher yield (dividend) earned by the Company through the Class A certificates compared with the nominal rate (dividend) available to a direct owner of the collateral preferred shares, with the resulting estimated fair value not to exceed par. All dividends are current. The Company has the ability and intent to hold these securities for the time necessary to collect the expected cash flows.

The Company’s impaired loans and other real estate owned are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based upon appraisals of similar properties obtained from a third party and adjusted by management as needed.

The Company did not have any transfers of assets between levels of the fair value hierarchy during the three months ended September 30, 2016.

The following summarizes assets measured at fair value on a recurring basis at September 30, 2016 and June 30, 2016:

At September 30, 2016	Total Fair
	Value	Level 1	Level 2	Level 3
Securities available-for-sale:	(in thousands)
U.S. government and government-sponsored securities	$5,233	$-	$5,233	$-
Corporate bonds and other securities	5,231	-	5,231	-
U.S. Government-sponsored and guaranteed mortgage-backed securities	43,037	-	43,037	-
Non-agency mortgage-backed securities	4,344	-	4,344	-
Equity securities	10,000	-	-	10,000
Total	$67,845	$-	$57,845	$10,000

At June 30, 2016

Securities available-for-sale:
U.S. government and government-sponsored securities	$5,285	$-	$5,285	$-
Corporate bonds and other securities	4,975	-	4,975	-
U.S. Government-sponsored and guaranteed mortgage-backed securities	45,724	-	45,724	-
Non-agency mortgage-backed securities	4,452	-	4,452	-
Equity securities	10,000	-	-	10,000
Total	$70,436	$-	$60,436	$10,000

There was no change in level 3 assets measured at fair value for the three months ended September 30, 2016.

The following summarizes assets measured at fair value on a non-recurring basis and the adjustments to the carrying value at and for the three months ended September 30, 2016 and 2015:

					Total Losses
					for the three
At September 30, 2016	Total Fair				months ended
	Value	Level 1	Level 2	Level 3	September 30, 2016
	(in thousands)
Impaired loans	$112	$-	$-	$112	$(74)
	$112	$-	$-	$112	$(74)

					Total Losses
					for the three
At September 30, 2015	Total Fair				months ended
	Value	Level 1	Level 2	Level 3	September 30, 2015
	(in thousands)
Other real estate owned	$111	$-	$-	$111	$(28)
	$111	$-	$-	$111	$(28)

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

There were no liabilities measured at fair value on a recurring or non-recurring basis at September 30, 2016 or June 30, 2016.

The following methods and assumptions were used by the Company in estimating fair value disclosures of its financial instruments:

Cash and Cash Equivalents. The carrying amounts of cash and cash equivalents approximate fair values based on the short-term nature of the assets.

Investment Securities Held-to-maturity and FHLBB Stock. The fair value of securities held-to-maturity is estimated based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments or available market evidence. Ownership of Federal Home Loan Bank of Boston (“FHLBB”) stock is restricted to member banks; therefore, the stock is not traded. The estimated fair value of FHLBB stock is equal to its carrying value, which represents the price at which the FHLBB is obligated to redeem its stock.

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

Off-Balance Sheet Instruments. The fair value of off-balance-sheet mortgage lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. In the case of the commitments discussed in Note 13, the fair value equals the carrying amounts which are not significant.

Summary of Fair Values of Financial Instruments. The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows. Certain financial instruments and all nonfinancial instruments are exempt from disclosure requirements. Accordingly, the aggregate fair value amounts presented herein do not represent the underlying fair value of the Company.

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, as of September 30, 2016 and June 30, 2016:

	September 30, 2016
	Carrying	Fair Value Hierarchy			Total Fair
	Amount	Level 1	Level 2	Level 3	Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$13,952	$13,952	$-	$-	$13,952
Securities available-for-sale	67,845	-	57,845	10,000	67,845
Securities held-to-maturity	134,293	-	136,815	-	136,815
Federal Home Loan Bank stock	3,820	-	-	3,820	3,820
Loans, net	255,903	-	-	260,598	260,598
Accrued interest receivable	1,131	-	-	1,131	1,131

Financial liabilities:
Deposits	358,504	-	-	359,990	359,990
Mortgagors' escrow accounts	1,496	-	-	1,496	1,496
Federal Home Loan Bank advances	56,500	-	58,297	-	58,297
Securities sold under agreements to repurchase	2,474	-	2,474	-	2,474
Accrued interest payable	118	-	-	118	118

	June 30, 2016
	Carrying	Fair Value Hierarchy			Total Fair
	Amount	Level 1	Level 2	Level 3	Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$5,133	$5,133	$-	$-	$5,133
Securities available-for-sale	70,436	-	60,436	10,000	70,436
Securities held-to-maturity	144,343	-	147,217	-	147,217
Federal Home Loan Bank stock	3,819	-	-	3,819	3,819
Loans, net	251,344	-	-	255,346	255,346
Accrued interest receivable	1,216	-	-	1,216	1,216

Financial liabilities:
Deposits	356,066	-	-	357,497	357,497
Mortgagors' escrow accounts	2,657	-	-	2,657	2,657
Federal Home Loan Bank advances	53,900	-	56,045	-	56,045
Securities sold under agreements to repurchase	2,359	-	2,359	-	2,359
Accrued interest payable	114	-	-	114	114

NOTE 12 – Subsequent Events

On October 5, 2016, the Board of Directors of PB Bancorp, Inc. declared a cash dividend of $0.03 a share for all stockholders of record as of October 19, 2016, which is payable on November 2, 2016.

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

The contractual amounts of outstanding commitments were as follows:

	September 30,	June 30,
	2016	2016
	(in thousands)
Commitments to extend credit:
Loan commitments	$9,804	$4,714
Unadvanced construction loans	3,265	2,590
Unadvanced lines of credit	13,028	13,396
Standby letters of credit	395	395
Outstanding commitments	$26,492	$21,095

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses changes in the financial condition at September 30, 2016 and June 30, 2016 and results of operations for the three months ended September 30, 2016 and 2015, and should be read in conjunction with the Company’s Consolidated Financial Statements (unaudited) and the notes thereto, appearing in Part I, Item 1 of this quarterly report. These financial statements should be read in conjunction with the 2016 Consolidated Financial Statements and notes thereto included in PB Bancorp, Inc.’s Annual Report on Form 10-K filed with the SEC on September 26, 2016.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. PB Bancorp intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of PB Bancorp, are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. PB Bancorp’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of PB Bancorp and its subsidiary include, but are not limited to, changes in: interest rates, general economic conditions, legislation and regulations, real estate values, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan and investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in PB Bancorp’s market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning PB Bancorp and its business, including additional factors that could materially affect PB Bancorp financial results, is included in PB Bancorp’s filings with the Securities and Exchange Commission, including the risk factors included in PB Bancorp’s Annual Report on Form 10-K filed with the SEC on September 26, 2016.

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

Our net income increased $17,000, to $423,000, or $0.06 per basic and diluted share for the three months ended September 30, 2016, compared to net income of $406,000, or $0.05 per basic and diluted share for the three months ended September 30, 2015. This was due primarily to an increase in net interest income of $326,000, or 12.8% to $2.9 million for the three months ended September 30, 2016 from $2.6 million for the three months ended September 30, 2015.  This was partially offset by an increase in the provision for loan loss of $290,000 to $220,000 for the three months ended September 30, 2016 from a credit for loan loss of $70,000 for the three months ended September 30, 2015. The increase primarily reflects the continued growth in the loan portfolio from September 30, 2015 to September 30, 2016. Total loans have increased $28.2 million, or 12.3% to $258.3 million at September 30, 2016 from $230.1 million at September 30, 2015. Non-interest income decreased $13,000, or 2.0% to $651,000 for the three months ended September 30, 2016 from $664,000 for the three months ended September 30, 2015. Total non-interest expense was flat at $2.8 million for each of the three months ended September 30, 2016 and September 30, 2015.

An increase in interest rates will present us with a challenge in managing our interest rate risk. As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, which can result in interest expense increasing more rapidly than increases in interest income as interest rates increase. Therefore, increases in interest rates may adversely affect our net interest income, which in turn would likely have an adverse effect on our results of operations. As described in “— Market Risk,” we expect that our net interest income and our net portfolio value would decrease as a result of an instantaneous increase in interest rates. We use a variety of strategies to help manage interest rate risk, as described in “— Market Risk”.

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

Comparison of Financial Condition at September 30, 2016 and June 30, 2016

Assets

Total assets were $506.5 million at September 30, 2016, an increase of $3.9 million, or 0.8%, from $502.6 million at June 30, 2016. Cash and cash equivalents increased $8.9 million, or 171.8%, to $14.0 million at September 30, 2016 compared to $5.1 million at June 30, 2016. The increase in cash is expected to be used for scheduled loan fundings during the December 31st quarter. Investments in held-to-maturity securities decreased $10.0 million, or 7.0%, to $134.3 million at September 30, 2016 compared to $144.3 million at June 30, 2016 and investments in available-for-sale securities decreased $2.6 million, or 3.7%, to $67.8 million at September 30, 2016 compared to $70.4 million at June 30, 2016. Net loans outstanding increased $4.6 million, or 1.8%, to $255.9 million at September 30, 2016 from $251.3 million at June 30, 2016. The increase in loans was primarily due to a $2.8 million, or 1.5%, increase in residential real estate loans to $200.2 million at September 30, 2016 from $197.4 million at June 30, 2016. Residential construction loans increased $2.0 million, or 114.6%, to $3.8 million at September 30, 2016 from $1.8 million at June 30, 2016. With increased loan demand, we have been using excess cash to fund loan originations instead of investing in securities. During the three months ended September 30, 2016, the Company purchased an additional $2.5 million of Bank-owned life insurance.

Allowance for Loan Losses

The table below indicates the relationship between the allowance for loan losses, total loans outstanding and non-performing loans at September 30, 2016 and June 30, 2016. For additional information, see “Comparison of Operating Results for the three months ended September 30, 2016 and 2015 – Provision for Loan Losses.”

	September 30,	June 30,
	2016	2016
	(Dollars in thousands)
Allowance for loan losses	$2,425	$2,303
Total loans	258,328	253,647
Non-performing loans	4,091	4,260
Allowance/total loans	0.94%	0.91%
Allowance/non-performing loans	59.3%	54.1%

Liabilities

Total liabilities increased $3.5 million, or 0.8%, to $421.0 million at September 30, 2016 from $417.5 million at June 30, 2016. Total deposits increased $2.4 million, or 0.7%, to $358.5 million at September 30, 2016 from $356.1 million at June 30, 2016. We experienced an increase in non-interest-bearing deposits of $3.0 million, or 4.6% to $68.7 million at September 30, 2016 compared to $65.7 million at June 30, 2016. Interest-bearing deposits decreased $600,000, or 0.2% to $289.8 million at September 30, 2016 compared to $290.4 million at June 30, 2016. Total Federal Home Loan Bank borrowings increased $2.6 million, or 4.8%, to $56.5 million at September 30, 2016 from $53.9 million at June 30, 2016. Mortgagors’ escrow accounts decreased $1.2 million, or 43.7% to $1.5 million at September 30, 2016 compared to $2.7 million at June 30, 2016.

Stockholders’ Equity

Total stockholders’ equity increased $376,000, or 0.4% to $85.5 million at September 30, 2016 from $85.1 million at June 30, 2016. Dividends paid during the three months ended September 30, 2016 were $236,000.

Comparison of Operating Results for the Three Months ended September 30, 2016 and 2015

Net Income

Net income was $423,000, or $0.06 per basic and diluted share, for the three months ended September 30, 2016 compared to net income of $406,000, or $0.05 per basic and diluted share, for the three months ended September 30, 2015.

Interest and Dividend Income. Interest and dividend income increased $307,000, or 9.1% to $3.7 million for the three months ended September 30, 2016 compared to $3.4 million for the three months ended September 30, 2015. Specifically, the average balance of interest-earning assets increased $33.3 million, or 7.5% to $478.1 million for the three months ended September 30, 2016 from $444.8 million for the three months ended September 30, 2015. The average yield on interest-earning assets increased to 3.06% for the three months ended September 30, 2016 from 3.01% for the three months ended September 30, 2015.

Interest income on loans increased $196,000, or 8.2% to $2.6 million for the three months ended September 30, 2016 compared to $2.4 million for the three months ended September 30, 2015. This was primarily due to an increase in average loans outstanding which was partially offset by a decrease in yield. The average balance of loans increased $27.1 million, or 11.9% to $254.9 million for the three months ended September 30, 2016 from $227.8 million for the three months ended September 30, 2015. The yield on average loans decreased 13 basis points to 4.01% for the three months ended September 30, 2016 from 4.14% for the three months ended September 30, 2015, due to continued repayments of higher-yielding loans and originating newer loans in a lower interest rate environment.

Interest income on investments increased $102,000, or 10.2% to $1.1 million for the three months ended September 30, 2016 compared to $999,000 for the three months ended September 30, 2015. This was primarily due to an increase in yield of 21 basis points to 2.06% for the three months ended September 30, 2016 from 1.85% for the three months ended September 30, 2015. The average balance of investments decreased $1.1 million, or 0.5% to $213.1 million for the three months ended September 30, 2016 from $214.2 million for the three months ended September 30, 2015.

Interest Expense. Interest expense decreased by $19,000, or 2.3%, to $803,000 for the three months ended September 30, 2016 from $822,000 for the three months ended September 30, 2015. The decrease in interest expense was due to a decrease in average interest-bearing liabilities of $7.9 million, or 2.2% to $350.4 million for the three months ended September 30, 2016 compared to $358.3 million for the three months ended September 30, 2015. The cost of interest-bearing liabilities remained unchanged at 0.91% for the three months ended September 30, 2016 and 2015.

Interest expense on deposits decreased by $23,000, or 4.9%, to $450,000 for the three months ended September 30, 2016 from $473,000 for the three months ended September 30, 2015. Interest expense on time deposits decreased $20,000, or 5.6%, to $339,000 for the three months ended September 30, 2016 from $359,000 for the three months ended September 30, 2015, due to a decrease in average time deposits of $7.0 million. Our interest expense on deposits has benefited from a shift in higher-rate time deposits to lower-rate non-maturity accounts. The cost of interest-bearing deposits decreased to 0.61% for the three months ended September 30, 2016 from 0.63% for the three months ended September 30, 2015 reflecting the continued low interest rate environment.

Interest expense on borrowings increased by $4,000, or 1.1%, to $353,000 for the three months ended September 30, 2016 from $349,000 for the three months ended September 30, 2015. The rate paid on borrowings increased 15 basis points to 2.37% for the three months ended September 30, 2016 from 2.22% for the three months ended September 30, 2015. Average other borrowed money decreased $4.2 million, or 52.1%, to $3.9 million for the three months ended September 30, 2016 from $8.1 million for the three months ended September 30, 2015. This was due to a decrease in certain municipal retail repurchase agreement accounts. Average Federal Home Loan Bank advances increased $984,000, or 1.8%, to $55.3 million for the three months ended September 30, 2016 from $54.3 million for the three months ended September 30, 2015. The average rate on Federal Home Loan Bank advances remained unchanged at 2.53% for both the three months ended September 30, 2016 and 2015.

Net Interest Income. Net interest income increased $326,000, or 12.8%, to $2.9 million for the three months ended September 30, 2016 from $2.6 million for the three months ended September 30, 2015. Our interest rate spread increased to 2.15% for the three months ended September 30, 2016 from 2.10% for the three months ended September 30, 2015 and our net interest-earning assets increased $41.2 million, or 47.6%. Our net interest margin increased to 2.40% for the three months ended September 30, 2016 from 2.28% for the three months ended September 30, 2015.

Provision for Loan Losses. The provision for loan losses increased $290,000 to $220,000 for the three months ended September 30, 2016 compared to a credit for loan loss of $70,000 for the three months ended September 30, 2015. The increase reflects the continued growth in the loan portfolio from September 30, 2015 to September 30, 2016. Total loans have increased $28.2 million, or 12.3% to $258.3 million at September 30, 2016 from $230.1 million at September 30, 2015.

Non-interest Income. Non-interest income decreased $13,000, or 2.0%, to $651,000 for the three months ended September 30, 2016 compared to $664,000 for the three months ended September 30, 2015. This was primarily due to a decrease in gain on sales of other real estate owned of $86,000, or 75.4% to $28,000 for the three months ended September 30, 2016 compared to $114,000 for the three months ended September 30, 2015. This was partially offset by a decrease in other-than-temporary write-downs of investment securities of $36,000 for the three months ended September 30, 2016. Write-downs for the three months ended September 30, 2015 consisted of credit losses on non-agency mortgage-backed securities. Income from bank-owned life insurance increased $17,000, or 24.6% to $86,000 for the three months ended September 30, 2016 from $69,000 for the three months ended September 30, 2015 as the Company purchased $2.5 million in additional bank-owned life insurance during the three months ended September 30, 2016.

Non-interest Expense. Non-interest expense was flat at $2.8 million for each of the three months ended September 30, 2016 and September 30, 2015. Salaries and employee benefits expense increased by $106,000, or 6.8% to $1.7 million for the three months ended September 30, 2016 compared to $1.6 million for the three months ended September 30, 2015. Occupancy and equipment expense decreased by $15,000, or 4.8%, to $297,000 for the three months ended September 30, 2016 compared to $312,000 for the three months ended September 30, 2015. All other non-interest expense, consisting primarily of data processing expense, Federal Deposit Insurance Corporation deposit insurance, professional fees and marketing expense decreased by $81,000, or 9.2%, to $799,000 for the three months ended September 30, 2016 from $880,000 for the three months ended September 30, 2015. This was primarily due to decreases in FDIC insurance of $19,000, other real estate owned expense of $27,000 and write-downs of other real estate owned of $28,000.

Income Tax Expense. Income tax expense decreased by $4,000, or 3.2%, to $121,000 for the three months ended September 30, 2016 from $125,000 for the three months ended September 30, 2015. Our effective tax rate was 22.2% for the three months ended September 30, 2016 compared to 23.5% for the three months ended September 30, 2015, due primarily to an increase in non-taxable bank-owned life insurance income and certain dividend income. Tax expense is based on a year-to-date basis at a forecasted effective rate. The effective tax rates differed from the statutory tax rate of 34% primarily due to the dividends-received deduction applicable to certain securities in our investment portfolio, tax-exempt municipal income and non-taxable bank-owned life insurance income.

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

	For the Three Months Ended September 30,
		2016			2015
	(Dollars in thousands)

	Average	Interest	Yield/	Average	Interest	Yield/
Interest-earning assets:	Balance	Income/Expense	Cost	Balance	Income/Expense	Cost
Investment securities	$213,135	$1,101	2.06%	$214,241	$999	1.85%
Loans	254,920	2,572	4.01%	227,775	2,376	4.14%
Other earning assets	10,041	10	0.40%	2,768	1	0.14%
Total interest-earning assets	478,096	3,683	3.06%	444,784	3,376	3.01%
Non-interest-earning assets	30,918			29,630
Total assets	$509,014			$474,414

Interest-bearing liabilities:
NOW accounts	$84,440	84	0.40%	$90,267	88	0.39%
Savings accounts	76,589	18	0.09%	68,948	17	0.10%
Money market accounts	18,864	9	0.19%	18,309	9	0.20%
Time deposits	111,292	339	1.21%	118,318	359	1.20%
Total interest-bearing deposits	291,185	450	0.61%	295,842	473	0.63%
FHLB advances	55,331	352	2.53%	54,347	347	2.53%
Other borrowed money	3,889	1	0.10%	8,112	2	0.10%
Total other borowed money	59,220	353	2.37%	62,459	349	2.22%
Total interest-bearing liabilities	350,405	803	0.91%	358,301	822	0.91%
Non-interest-bearing demand deposits	71,045			62,101
Other non-interest-bearing liabilities	2,326			2,150
Capital accounts	85,238			51,862
Total liabilities and capital accounts	$509,014			$474,414

Net interest income		$2,880			$2,554
Interest rate spread			2.15%			2.10%
Net interest-earning assets	$127,691			$86,483
Net interest margin			2.40%			2.28%
Average earning assets to average interest-bearing liabilities			136.44%			124.14%

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

	For the Three Months Ended September 30, 2016
	Compared to the Three Months Ended September 30, 2015
	Increase (Decrease) Due to change in
INTEREST INCOME	Rate	Volume	Net
	(In thousands)

Investment securities	$137	$(35)	$102
Loans	(414)	610	196
Other interest-earning assets	4	5	9
TOTAL INTEREST INCOME	(273)	580	307

INTEREST EXPENSE

NOW accounts	11	(15)	(4)
Savings accounts	(4)	5	1
Money Market accounts	(1)	1	-
Time deposits	15	(35)	(20)
FHLB advances	(2)	7	5
Other borrowed money	1	(2)	(1)
TOTAL INTEREST EXPENSE	20	(39)	(19)
CHANGE IN NET INTEREST INCOME	$(293)	$619	$326

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

Net interest income at-risk measures the risk of a decline in earnings due to potential short-term and long- term changes in interest rates. The table below represents an analysis of our IRR as measured by the estimated changes in NII, resulting from an instantaneous and sustained parallel shift in the yield curve (+100 and +200 basis points) at September 30, 2016 and June 30, 2016.

Net Interest Income At-Risk

	Estimated Increase (Decrease)	Estimated Increase (Decrease)
Change in Interest Rates	in NII	in NII
(Basis Points)	September 30, 2016	June 30, 2016

+200	(0.39%)	(2.83%)
+100	1.54%	0.31%
-100	(4.47%)	(3.14%)

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

The tables below set forth, at September 30, 2016, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve based on information produced by an external consultant. This data is for Putnam Bank only and does not include any yield curve changes in the assets of PB Bancorp, Inc.

				NPV as a Percentage of Present
				Value of Assets (3)
		Estimated Increase (Decrease) in
Change in		NPV			Increase
Interest Rates	Estimated				(Decrease)
(basis points) (1)	NPV (2)	Amount	Percent	NPV Ratio (4)	(basis points)

+300	$59,558	$(16,385)	-21.58%	12.98%	(222)
+200	$66,379	$(9,564)	-12.59%	14.04%	(116)
+100	$72,302	$(3,641)	-4.79%	14.85%	(34)
0	$75,944	$-	0.00%	15.20%	0
-100	$80,913	$4,970	6.54%	15.79%	59

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV ratio represents NPV divided by the present value of assets.

The preceding analyses do not represent actual forecasts and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions, which are subject to change, including: the nature and timing of interest rate levels including the yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows, and others. Also, as market conditions vary prepayment/refinancing levels will likely deviate from those assumed, the varying impact of interest rate changes on caps and floors embedded in adjustable rate loans, early withdrawal of deposits, changes in product preferences, and other internal/external variables.

Liquidity

The term liquidity refers to the ability of the Company and the Bank to meet current and future short-term financial obligations. The Company and the Bank further define liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses. Liquidity management is both a daily and long-term function of business management. The Bank’s primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, and Federal Home Loan Bank of Boston borrowings. The Bank can borrow funds from the Federal Home Loan Bank of Boston based on eligible collateral of loans and securities. The Bank had Federal Home Loan Bank of Boston borrowings as of September 30, 2016 of $56.5 million, with unused borrowing capacity of $49.6 million. The Bank has an internal limit of wholesale borrowings to total assets ratio of 30.0%. As of September 30, 2016, the ratio of wholesale borrowings to total assets was 11.4%.

The Bank’s primary investing activities are the origination of loans and the purchase of investment securities. During the three months ended September 30, 2016, the Bank’s loan originations net of principal collections were $2.6 million compared to $3.0 million as of September 30, 2015. There were no security purchases during the three months ended September 30, 2016 compared to $5.6 million for the three months ended September 30, 2015. Loan purchases were $2.6 million for the three months ended September 30, 2016 compared to $913,000 in loan purchases for the three months ended September 30, 2015.

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

Certificates of deposit totaled $110.6 million at September 30, 2016. The Bank relies on competitive rates, customer service and long-standing relationships with customers to retain deposits. Based on the Bank’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict with certainty future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

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

At September 30, 2016, the Bank exceeded each of the applicable regulatory capital requirements. Due to our asset size, the Company is not subject to capital requirements. As of September 30, 2016, the most recent notification from the Federal Reserve Bank of Boston, categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized” the Bank must maintain minimum total risk-based, Tier 1and Common Equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the in the following table. There are no conditions or events since that notification that management believes would change our category. The following table shows the Bank’s required minimum capital ratios in order to be considered well-capitalized and the actual capital ratios as of September 30, 2016 and June 30, 2016.

	Required	Actual	Actual
September 30, 2016	Ratio	Amount	Ratio
		(in thousands)
Tier 1 Leverage	5.00%	$60,181	12.24%
Common Equity Tier 1 Capital	6.50	60,181	20.87
Tier 1 Risk-based Capital	8.00	60,181	20.87
Total Capital	10.00	62,638	21.72

June 30, 2016

Tier 1 Leverage	5.00%	$59,739	12.23%
Common Equity Tier 1 Capital	6.50	59,739	20.95
Tier 1 Risk-based Capital	8.00	59,739	20.95
Total Capital	10.00	62,067	21.77

The net proceeds from the stock offering (See Note 1) have significantly increased our liquidity and capital resources.  Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including funding loans.  Our financial condition and results of operations will be enhanced by the net proceeds from the stock offering, which will increase our net interest-earning assets and net interest income.  However, due to the increase in equity resulting from the net proceeds raised in the stock offering, as well as other factors associated with the stock offering, our return on equity will be adversely affected following the stock offering.

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

For the three months ended September 30, 2016, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

a) Not applicable

b) Not applicable

c) Not applicable

Item 3.	Defaults Upon Senior Securities – Not applicable

Item 4.	Mine Safety Disclosures – Not Applicable

Item 5.	Other Information - Not Applicable

Item 6.	Exhibits

Exhibits

31.1	Chief Executive Officer Certification pursuant to 17 CFR 240.13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification pursuant to 17 CFR 240.13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.
101	The following materials from PB Bancorp’s Quarterly Report on Form 10-Q for the three months ended September 30, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PB BANCORP, INC.
(Registrant)

Date: November 14, 2016	/s/ Thomas A. Borner
Thomas A. Borner
President and Chief Executive Officer

Date: November 14, 2016	/s/ Robert J. Halloran, Jr.
Robert J. Halloran, Jr.
Executive Vice President, Chief Financial
Officer and Treasurer

