Form 10-Q
period 2016-12-31
PB Bancorp, Inc.
filed 2017-02-13
CIK 1652106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

As of February 1, 2017, there were 7,880,402 shares of the registrant’s common stock outstanding.

PB Bancorp, Inc.

Table of Contents

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

PB Bancorp, Inc.

Consolidated Balance Sheets

(Unaudited)

	December 31,	June 30,
	2016	2016
	(in thousands except share data)
ASSETS
Cash and due from depository institutions	$4,697	$4,753
Interest-bearing demand deposits with other banks	5,630	380
Total cash and cash equivalents	10,327	5,133
Securities available-for-sale, at fair value	64,688	70,436
Securities held-to-maturity (fair value of $125,653 as of December 31, 2016 and $147,217 as of June 30, 2016)	124,926	144,343
Federal Home Loan Bank stock, at cost	4,042	3,819
Loans	288,610	253,647
Less: Allowance for loan losses	(2,650)	(2,303)
Net loans	285,960	251,344
Premises and equipment, net	3,569	3,639
Accrued interest receivable	1,250	1,216
Other real estate owned	1,950	1,895
Goodwill	6,912	6,912
Bank-owned life insurance	12,376	9,699
Net deferred tax asset	2,669	2,538
Other assets	1,852	1,583

Total assets	$520,521	$502,557

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Non-interest-bearing	$72,090	$65,700
Interest-bearing	292,041	290,366
Total deposits	364,131	356,066
Mortgagors' escrow accounts	2,674	2,657
Federal Home Loan Bank advances	61,500	53,900
Securities sold under agreements to repurchase	3,731	2,359
Other liabilities	2,872	2,487
Total liabilities	434,908	417,469

Stockholders' Equity
Preferred stock, 50,000,000 shares authorized, $0.01 par value, no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.01 par value, 7,880,402 shares issued and outstanding at December 31, 2016 and June 30, 2016.	79	79
Additional paid-in capital	62,844	62,837
Retained earnings	26,535	25,901
Accumulated other comprehensive loss	(333)	(143)
Unearned ESOP shares	(3,512)	(3,586)
Total stockholders' equity	85,613	85,088

Total liabilities and stockholders' equity	$520,521	$502,557

See accompanying notes to consolidated financial statements.

PB Bancorp, Inc.

Consolidated Statements of Net Income

(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2016	2015	2016	2015
	(in thousands, except per share data)
Interest and dividend income:
Interest and fees on loans	$2,673	$2,388	$5,246	$4,765
Interest and dividends on investments	1,075	974	2,175	1,973
Other	49	27	59	28
Total interest and dividend income	3,797	3,389	7,480	6,766

Interest expense:
Deposits and escrow	446	468	896	941
Borrowed funds	360	348	713	697
Total interest expense	806	816	1,609	1,638
Net interest and dividend income	2,991	2,573	5,871	5,128

Provision for loan losses	216	683	436	613
Net interest and dividend income after provision for loan losses	2,775	1,890	5,435	4,515

Non-interest income:
Total other-than-temporary impairment losses on debt securities	-	(8)	-	(250)
Portion of losses recognized in other comprehensive income	-	5	-	211
Net impairment losses recognized in earnings	-	(3)	-	(39)
Fees for services	429	435	867	878
Mortgage banking activities	31	39	47	64
Net commissions from brokerage services	31	63	60	85
Income from bank-owned life insurance	91	69	177	138
Gain on sales of other real estate owned, net	3	238	31	352
Legal settlement	521	-	521	-
Other income	57	95	111	122
Total non-interest income	1,163	936	1,814	1,600

Non-interest expense:
Compensation and benefits	1,731	1,630	3,402	3,195
Occupancy and equipment	313	301	610	613
Data processing	286	198	466	392
LAN/WAN network	37	36	72	72
Advertising and marketing	43	41	77	76
FDIC deposit insurance	39	94	122	197
Other real estate owned	54	106	110	189
Write-down of other real estate owned	43	-	43	28
Other	453	470	864	872
Total non-interest expense	2,999	2,876	5,766	5,634
Income (loss) before income tax expense (benefit)	939	(50)	1,483	481

Income tax expense (benefit)	255	(72)	376	54
NET INCOME	$684	$22	$1,107	$427

Earnings per common share:
Basic	$0.09	$- (1)	$0.15	$0.06	(1)
Diluted	$0.09	$- (1)	$0.15	$0.06	(1)

(1)	Share and per share amounts related to periods prior to the date of completion of the Conversion (January 7, 2016) have been restated to give retroactive recognition to the exchange ratio applied in the Conversion (1.1907 to one).

See accompanying notes to consolidated financial statements.

PB Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three months ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
	(in thousands)
Net income	$684	$22	$1,107	$427

Other comprehensive loss:
Net unrealized holding losses on available-for-sale securities	(525)	(308)	(298)	(41)
Reclassification adjustment for losses realized in income on available-for-sale securities (1)	-	3	-	39
Non-credit portion of other-than-temporary losses on available-for-sale securities	-	(5)	-	(211)

Other comprehensive loss before tax	(525)	(310)	(298)	(213)
Income tax benefit related to other comprehensive loss	185	105	108	73
Other comprehensive loss net of tax	(340)	(205)	(190)	(140)
Total comprehensive income (loss)	$344	$(183)	$917	$287

(1)	Reported in net impairment losses recognized in earnings included in non-interest income on the consolidated statements of net income. Income tax benefits associated with the reclassification adjustments were $1,000 and $15,000 for the three and six months ended December 31, 2016 and 2015, respectively.

See accompanying notes to consolidated financial statements.

PB Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

for the six months ended December 31, 2016 and 2015

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned ESOP Shares	Treasury Stock	Total Stockholders' Equity
	(dollars in thousands, except per share data)

Balances at June 30, 2015	$694	$30,602	$25,919	$(198)	$(1,182)	$(4,091)	$51,744

Comprehensive income	-	-	427	(140)	-	-	287
Cash dividends declared and paid ($0.07 per share) (1)	-	-	(524)	-	-	-	(524)
ESOP shares committed to be released (7,608 shares) (1)	-	-	(5)	-	64	-	59

Balances at December 31, 2015	$694	$30,602	$25,817	$(338)	$(1,118)	$(4,091)	$51,566

Balances at June 30, 2016	$79	$62,837	$25,901	$(143)	$(3,586)	$-	$85,088

Comprehensive income	-	-	1,107	(190)	-	-	917
Cash dividends declared and paid ($0.06 per share)	-	-	(473)	-	-	-	(473)
ESOP shares committed to be released (9,009 shares)	-	7	-	-	74	-	81

Balances at December 31, 2016	$79	$62,844	$26,535	$(333)	$(3,512)	$-	$85,613

(1)	Share and per share amounts related to periods prior to the date of completion of the Conversion (January 7, 2016) have been restated to give retroactive recognition to the exchage ratio applied in the Conversion (1.1907 to one).

See accompanying notes to consolidated financial statements.

PB Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months
	ended December 31,
	2016	2015
	(in thousands)
Cash flows from operating activities
Net income	$1,107	$427
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities, net	462	724
Impairment losses on securities	-	39
Amortization of deferred loan costs, net	90	81
Provision for loan losses	436	613
Gain on sale of other real estate owned, net	(31)	(352)
Write-down of other real estate owned	43	28
Loss on sale of premises and equipment	9	-
Depreciation and amortization - premises and equipment	168	159
Amortization - software	44	59
Increase in accrued interest receivable and other assets	(315)	(406)
Income from bank-owned life insurance	(177)	(138)
Increase (decrease) in other liabilities	385	(92)
Deferred tax expense (benefit)	(23)	124
ESOP expense	81	59
Net cash provided by operating activities	2,279	1,325
Cash flows from investing activities
Proceeds from calls, pay downs and maturities of available-for-sale securities	5,323	3,030
Purchase of held-to-maturity securities	-	(10,782)
Proceeds from calls, pay downs and maturities of held-to-maturity securities	19,082	18,953
(Purchase) redemption of Federal Home Loan Bank stock	(223)	1,256
Loan principal originations, net of repayments	(24,920)	(5,736)
Loan purchases	(10,719)	(7,289)
Recoveries of loans previously charged off	30	203
Purchase of bank-owned life insurance	(2,500)	-
Proceeds from sale of other real estate owned	400	3,498
Capital expenditures - premises and equipment	(107)	(96)
Capital expenditures - software	(32)	-
Net cash (used in) provided by investing activities	(13,666)	3,037
Cash flows from financing activities
Net increase in deposit accounts	8,065	29,834
Net increase in mortgagors' escrow accounts	17	71
Proceeds from long-term Federal Home Loan Bank advances	11,000	-
Repayment of long-term Federal Home Loan Bank advances	(2,000)	-
Change in short term Federal Home Loan Bank advances, net	(1,400)	(4,240)
Net increase in securities sold under agreements to repurchase	1,372	2,117
Cash dividends paid on common stock	(473)	(524)
Net cash provided by financing activities	16,581	27,258
Net increase in cash and cash equivalents	5,194	31,620
Cash and cash equivalents at beginning of year	5,133	5,326
Cash and cash equivalents at end of period	$10,327	$36,946
Supplemental disclosures
Cash paid during the period for:
Interest	$1,600	$1,644
Income taxes	4	1
Loans transferred to other real estate owned	467	1,438

See accompanying notes to consolidated financial statements.

PB Bancorp, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – Organization

PB Bancorp, Inc. (the “Company”) is a Maryland corporation incorporated on September 9, 2015 to be the successor to PSB Holdings, Inc. upon completion of the second step mutual-to-stock conversion (the “Conversion”) of Putnam Bancorp, MHC (the “MHC”), the top tier mutual holding company of PSB Holdings, Inc. PSB Holdings, Inc. was the former mid-tier holding company for Putnam Bank (the “Bank”). Prior to completion of the Conversion, approximately 57% of the shares of common stock of PSB Holdings, Inc. were owned by the MHC. In conjunction with the Conversion, the MHC and PSB Holdings, Inc. merged into the Company and the Company became its successor under the name PB Bancorp, Inc. The Conversion was completed on January 7, 2016. The Company raised gross proceeds of $33.7 million by selling a total of 4,215,387 shares of common stock at $8.00 per share in the second step offering. Also, an additional 317,287 shares were purchased by the Bank’s Employee Stock Ownership Plan with the proceeds of a loan from the Company. Concurrent with the completion of the stock offering, each share of PSB Holdings, Inc. stock owned by public stockholders (stockholders other than the MHC) was exchanged for 1.1907 shares of Company common stock. A total of 3,347,728 shares of Company common stock were issued in the exchange. The Conversion was accounted for as a capital raising transaction by entities under common control. The historical financial results of the MHC are immaterial to the results of the Company and therefore the net assets of the MHC have been reflected as an increase to stockholders’ equity.

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

NOTE 3 – Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in this Update create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Accounting Standards Codification. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date, which defers the original effective dates of ASU 2014-09. The amendments in Update 2014-09 are now effective for annual reporting periods, including interim periods, beginning after December 15, 2017. Early application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. We do not expect the application of this guidance to have a material impact on our consolidated financial statements.

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

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The amendments in this Update require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. For public business entities, the amendments are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted in the first interim period if an entity issues interim financial statements. We do not expect the application of this guidance to have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in this Update require that in the statement of cash flows, amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We do not expect the application of this guidance to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.  The amendments in this Update simplify the subsequent measurement of Goodwill by eliminating Step 2 from the goodwill impairment test.  Instead, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable.  For public business entities, the amendments are effective for annual and any interim goodwill impairment tests in fiscal years beginning after December 15, 2020.  Early adoption is permitted.  We do not expect the application of this guidance to have a material impact on our consolidated financial statements.

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

General component

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, commercial and consumer/other. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; concentrations; changes in lending policies and procedures; experience/ability/depth of lending management and staff; loan rating migration; the effect of other external factors; changes in the value of underlying collateral; changes in the loan review system and national and local economic trends and conditions. During the quarter ended December 31, 2016, the Company changed its calculation of historical losses from a two year rolling average to a five year rolling average. The change was made to enable the Company to include more meaningful and relevant loss data over a time period indicative of the risk in the Company’s current loan portfolio.

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

Other-Than-Temporary Impairment of Securities. Each reporting period, the Company evaluates all securities classified as available-for-sale or held-to-maturity, with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other-than-temporary (“OTTI”).

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

The following information was used in the computation of EPS on both a basic and diluted basis for the three and six months ended December 31, 2016 and 2015:

	Three months ended December 31,		Six months ended December 31,
	2016	2015 (1)	2016	2015 (1)
Net income	$684,000	$22,000	$1,107,000	$427,000

Weighted average common shares applicable to basic EPS	7,443,533	7,652,128	7,441,281	7,650,225
Effect of dilutive potential common shares	704	2,524	352	1,262
Weighted average common shares applicable to diluted EPS	7,444,237	7,654,652	7,441,633	7,651,487
Earnings per share:
Basic	$0.09	$-	$0.15	$0.06
Diluted	$0.09	$-	$0.15	$0.06

(1)	Share and per share amounts related to periods prior to the date of the completion of the Conversion (January 7, 2016) have been restated to give retroactive recognition to the exchange ratio applied in the Conversion (1.1907 to one).

NOTE 6 – Investment Securities

The carrying value, estimated fair values, and gross unrealized gains and losses of investment securities by maturity and type are as follows:

	Amortized	Gross Unrealized		Fair
	Cost Basis	Gains	(Losses)	Value
	(in thousands)
December 31, 2016:
Available-for-sale:
Debt securities:
U.S. government and government-sponsored securities:
Due from one through five years	$1,000	$-	$(4)	$996
After ten years	4,216	-	(37)	4,179
	5,216	-	(41)	5,175

Corporate bonds and other securities:
Due after ten years	5,999	-	(598)	5,401
U.S. Government-sponsored and guaranteed mortgage-backed securities:
Due in one year or less	34	1	-	35
From one through five years	59	1	-	60
From five through ten years	9,304	75	(97)	9,282
After ten years	30,624	239	(255)	30,608
	40,021	316	(352)	39,985
Non-agency mortgage-backed securities:
Due after ten years	3,963	462	(298)	4,127
Total debt securities	55,199	778	(1,289)	54,688

Equity securities:
Auction rate preferred - due after 10 years	10,000	-	-	10,000
Total available-for-sale securities	$65,199	$778	$(1,289)	$64,688

Held-to-maturity:
U.S. government and government-sponsored securities:
Due in one year or less	$2,251	$-	$(1)	$2,250
From one through five years	6,961	125	-	7,086
After ten years	5,367	-	(121)	5,246
	14,579	125	(122)	14,582
State agency and municipal obligations
Due from five through ten years	454	-	(19)	435

U.S. Government-sponsored and guaranteed mortgage-backed securities:
Due from one through five years	1,408	51	-	1,459
From five through ten years	1,696	57	-	1,753
After ten years	106,789	1,208	(573)	107,424
	109,893	1,316	(573)	110,636
Total held-to-maturity securities	$124,926	$1,441	$(714)	$125,653

	Amortized	Gross Unrealized		Fair
	Cost Basis	Gains	(Losses)	Value
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

There were no sales of available-for-sale securities for the three and six months ended December 31, 2016 or 2015. Gains and losses on the sales of securities are recorded on the trade date and are determined using the specific identification method. There were no other-than-temporary impairment charges on available-for-sale securities realized in income during the three and six months ended December 31, 2016. There were other-than-temporary impairment charges on available-for-sale securities of $3,000 realized in income during the three months ended December 31, 2015. The write-downs included total other-than-temporary impairment losses on non-agency mortgage-back securities of $8,000, net of $5,000 recognized in other comprehensive loss, before taxes. There were other-than-temporary impairment charges on available-for-sale securities of $39,000 realized in income during the six months ended December 31, 2015. The write-downs included total other-than-temporary impairment losses on non-agency mortgage-back securities of $250,000, net of $211,000 recognized in other comprehensive loss, before taxes.

The following is a summary of the estimated fair value and related unrealized losses segregated by category and length of time that individual securities have been in a continuous unrealized loss position at:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2016:	Value	Losses	Value	Losses	Value	Losses
Available-for-sale:	(in thousands)
Debt securities:
U.S. Government and government-sponsored securities	$5,175	$41	$-	$-	$5,175	$41
Corporate bonds and other securities	-	-	5,401	598	5,401	598
U.S. Government-sponsored and guaranteed mortgage-backed securities	26,558	352	-	-	26,558	352
Total temporarily impaired available-for-sale	31,733	393	5,401	598	37,134	991

Held-to-maturity:
U.S. Government and government-sponsored securities	7,496	122	-	-	7,496	122
State and political subdivisions	435	19	-	-	435	19
U.S. Government-sponsored and guaranteed mortgage-backed securities	39,052	427	5,832	146	44,884	573
Total temporarily impaired held-to-maturity	46,983	568	5,832	146	52,815	714

Other-than-temporarily impaired debt securities (1):
Non-agency mortgage-backed securities	-	-	1,994	298	1,994	298

Total temporarily-impaired and other- than-temporarily impaired securities	$78,716	$961	$13,227	$1,042	$91,943	$2,003

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2016:	Value	Losses	Value	Losses	Value	Losses
Available-for-sale:	(in thousands)
Debt securities:
U.S. Government and government-sponsored guaranteed securities	$4,281	$12	$-	$-	$4,281	$12
Corporate bonds and other securities	-	-	4,975	1,024	4,975	1,024
U.S. Government-sponsored and guaranteed mortgage-backed securities	9,078	13	-	-	9,078	13
Total temporarily impaired available-for-sale	13,359	25	4,975	1,024	18,334	1,049

Held-to-maturity:
U.S. Government-sponsored and guaranteed mortgage-backed securities	5,236	13	8,503	45	13,739	58
Total temporarily impaired held-to-maturity	5,236	13	8,503	45	13,739	58

Other-than-temporarily impaired debt securities (1):
Non-agency mortgage-backed securities	-	-	2,115	325	2,115	325
Total temporarily-impaired and other- than-temporarily impaired securities	$18,595	$38	$15,593	$1,394	$34,188	$1,432

(1)	Includes other-than-temporary impaired available-for-sale debt securities in which a portion of the other-than-temporary impairment loss remains in accumulated other comprehensive income (loss).

Management evaluates securities for OTTI at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

At December 31, 2016, there were 66 individual investment securities with aggregate depreciation of 2.1% from the Company’s amortized cost basis. Management has the intent and ability to hold these securities until cost recovery occurs and considers these declines to be temporary.

The unrealized losses on the Company’s investment in U.S. Government-sponsored agency bonds and U.S. government-guaranteed and government-sponsored residential mortgage-backed securities were primarily caused by interest rate fluctuations. These investments are guaranteed or sponsored by the U.S. government or an agency thereof. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the investment. Because the decline in market value is attributable to changes in interest rates and not to credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2016.

The Company’s unrealized losses on investments in corporate bonds and other securities relate to investments in companies within the financial services sector. As of December 31, 2016, the Company had five investments in corporate single-issuer trust preferred securities (TRUPs) with a total book value of $6.0 million and total fair value of $5.4 million, all of which were classified as available-for-sale. The single-issuer trust preferred investments are evaluated for other-than-temporary impairment by performing a present value of cash flows each quarter. None of the issuers have deferred interest payments or announced the intention to defer interest payments. The Company believes the decline in fair value is related to the spread over three-month LIBOR, on which the quarterly interest payments are based, as the spread over LIBOR being received is significantly lower than current market spreads. Management concluded the impairment of these investments was considered temporary and asserts that the Company does not have the intent to sell these investments and that it is more likely than not it will not have to sell the investments before recovery of their cost bases which may be at maturity.

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

The following table represents a roll-forward of the amount of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in other comprehensive loss:

	Six months ended
	December 31,
	2016	2015
	(in thousands)

Balance at beginning of period	$15,982	$15,898
Additional credit losses on securities for which an other-than-temporary impairment charge was previously recorded	-	39

Balance at end of period	$15,982	$15,937

NOTE 7 – Loans

The following table sets forth the composition of our loan portfolio at December 31, 2016 and June 30, 2016:

	December 31,	June 30,
	2016	2016
	(in thousands)

Real Estate:
Residential (1)	$209,713	$197,359
Commercial	62,222	43,839
Residential construction	1,776	853
Commercial	12,920	9,799
Consumer and other	718	691

Total loans	287,349	252,541

Net deferred loan costs	1,261	1,106
Allowance for loan losses	(2,650)	(2,303)

Loans, net	$285,960	$251,344

(1)	Residential real estate loans include one-to four-family mortgage loans, second mortgage loans, and home equity lines of credit.

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

The following table presents the Company’s loan classes by internally assigned grades at December 31, 2016 and June 30, 2016:

	Residential	Commercial	Residential		Consumer
December 31, 2016	Real Estate	Real Estate	Construction	Commercial	and other	Total
	(in thousands)
Grade:
Pass	$205,800	$58,742	$1,776	$12,897	$715	$279,930
Special Mention	406	372	-	-	-	778
Substandard	3,507	3,108	-	23	3	6,641
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$209,713	$62,222	$1,776	$12,920	$718	$287,349

June 30, 2016

Grade:
Pass	$193,574	$37,307	$853	$9,758	$690	$242,182
Special Mention	418	648	-	-	-	1,066
Substandard	3,367	5,821	-	41	1	9,230
Doubtful	-	63	-	-	-	63
Loss	-	-	-	-	-	-
Total	$197,359	$43,839	$853	$9,799	$691	$252,541

There were no modifications deemed to be troubled debt restructures during the three and six months ended December 31, 2016 and 2015.

There were no troubled debt restructurings that subsequently defaulted (defined as 30 or more days past due subsequent to restructuring) within one year of modification during the three and six months ended December 31, 2016 and 2015.

NOTE 8 – Non-performing Assets, Past Due and Impaired Loans

The table below sets forth the amounts and categories of non-performing assets at the dates indicated:

	At December 31,	At June 30,
	2016	2016
	(Dollars in thousands)
Non-accrual loans:
Real Estate:
Residential	$3,507	$3,367
Commercial	797	876
Commercial	13	16
Consumer	3	1
Total non-accrual loans	4,320	4,260

Accruing loans past due 90 days or more	-	-

Total non-performing loans	4,320	4,260

Other real estate owned	1,950	1,895
Total non-performing assets	$6,270	$6,155

Total non-performing loans to total loans	1.50%	1.69%
Total non-performing assets to total assets	1.20%	1.22%

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

The following table sets forth information regarding past due loans at December 31, 2016 and June 30, 2016:

			90 days
	30–59 Days	60–89 Days	or Greater	Total
At December 31, 2016	Past Due	Past Due	Past Due	Past Due
	(in thousands)
Real Estate:
Residential	$2,346	$631	$290	$3,267
Commercial	441	-	-	441
Consumer and other	2	-	-	2
Total	$2,789	$631	$290	$3,710

At June 30, 2016

Real Estate:
Residential	$419	$-	$437	$856
Commercial	-	-	62	62
Consumer and other	2	-	-	2
Total	$421	$-	$499	$920

The following is a summary of information pertaining to impaired loans at December 31, 2016 and June 30, 2016:

	At December 31, 2016			At June 30, 2016
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans without a valuation allowance:	(in thousands)
Real Estate:
Residential	$1,247	$1,353		$1,110	$1,156
Commercial	1,612	2,296		2,597	3,317
Commercial	13	13		16	16
Total impaired with no valuation allowance	$2,872	$3,662		$3,723	$4,489

Impaired loans with a valuation allowance:
Real Estate:
Residential	$711	$711	$14	$1,019	$1,079	$29
Total impaired with a valuation allowance	$711	$711	$14	$1,019	$1,079	$29

Total impaired loans:
Real Estate:
Residential	$1,958	$2,064	$14	$2,129	$2,235	$29
Commercial	1,612	2,296	-	2,597	3,317	-
Commercial	13	13	-	16	16	-
Total impaired loans	$3,583	$4,373	$14	$4,742	$5,568	$29

The following is a summary of additional information pertaining to impaired loans:

	Three months ended			Three months ended
	December 31, 2016			December 31, 2015
	Average	Interest	Interest Income	Average	Interest	Interest Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
	(in thousands)
Real Estate:
Residential	$2,027	$6	$-	$2,217	$15	$7
Commercial	2,060	25	-	3,457	16	-
Commercial	13	-	-	200	1	-
Total impaired loans	$4,100	$31	$-	$5,874	$32	$7

	Six months ended			Six months ended
	December 31, 2016			December 31, 2015
	Average	Interest	Interest Income	Average	Interest	Interest Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
	(in thousands)
Real Estate:
Residential	$2,061	$12	$-	$2,282	$25	$7
Commercial	2,239	62	-	3,685	36	-
Commercial	14	-	-	141	4	-
Total impaired loans	$4,314	$74	$-	$6,108	$65	$7

NOTE 9 – Allowance for Loan Losses

An analysis of the allowance for loan losses for the three and six months ended December 31, 2016 and 2015 is as follows:

Three months ended
December 31, 2016	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and Other	Unallocated	Total
	(in thousands)
Beginning balance	$1,283	$914	$13	$70	$49	$96	$2,425
Charge-offs	-	-	-	-	(8)	-	(8)
Recoveries	9	-	-	4	4	-	17
Provision (credit)	122	110	(2)	14	12	(40)	216
Ending Balance	$1,414	$1,024	$11	$88	$57	$56	$2,650

Three months ended
December 31, 2015

Beginning balance	$1,051	$911	$4	$31	$29	$83	$2,109
Charge-offs	(41)	(620)	-	-	(9)	-	(670)
Recoveries	11	165	-	3	4	-	183
Provision	97	512	5	18	6	45	683
Ending Balance	$1,118	$968	$9	$52	$30	$128	$2,305

Six months ended
December 31, 2016

Allowance for loan losses:
Beginning balance	$1,171	$967	$6	$78	$20	$61	$2,303
Charge-offs	(100)	-	-	-	(19)	-	(119)
Recoveries	19	-	-	5	6	-	30
Provision (credit)	324	57	5	5	50	(5)	436
Ending Balance	$1,414	$1,024	$11	$88	$57	$56	$2,650

Six months ended
December 31, 2015

Allowance for loan losses:
Beginning balance	$1,091	$906	$5	$41	$26	$106	$2,175
Charge-offs	(41)	(620)	-	-	(25)	-	(686)
Recoveries	24	165	-	6	8	-	203
Provision	44	517	4	5	21	22	613
Ending Balance	$1,118	$968	$9	$52	$30	$128	$2,305

Further information pertaining to the allowance for loan losses at December 31, 2016 and June 30, 2016 is as follows:

	Residential	Commercial	Residential		Consumer
At December 31, 2016	Real Estate	Real Estate	Construction	Commercial	and Other	Unallocated	Total
	(in thousands)
Amount of allowance for loan losses for impaired loans	$14	$-	$-	$-	$-	$-	$14

Amount of allowance for loan losses for non-impaired loans	$1,400	$1,024	$11	$88	$57	$56	$2,636

Impaired loans	$1,958	$1,612	$-	$13	$-	$-	$3,583

Non-impaired loans	$207,755	$60,610	$1,776	$12,907	$718	$-	$283,766

At June 30, 2016

Amount of allowance for loan losses for impaired loans	$29	$-	$-	$-	$-	$-	$29

Amount of allowance for loan losses for non-impaired loans	$1,142	$967	$6	$78	$20	$61	$2,274

Impaired loans	$2,129	$2,597	$-	$16	$-	$-	$4,742

Non-impaired loans	$195,230	$41,242	$853	$9,783	$691	$-	$247,799

NOTE 10 – Accumulated Other Comprehensive Income (Loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the consolidated balance sheets, such items are components of accumulated other comprehensive income (loss).

The components of accumulated other comprehensive loss and related tax effects are as follows:

	December 31,	June 30,
	2016	2016
	(in thousands)
Net unrealized loss on securities available-for-sale	$(511)	$(213)
Tax effect	178	70
Accumulated other comprehensive loss	$(333)	$(143)

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s assets carried at fair value for December 31, 2016.

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

The Company did not have any transfers of assets between levels of the fair value hierarchy during the six months ended December 31, 2016.

The following summarizes assets measured at fair value on a recurring basis at December 31, 2016 and June 30, 2016:

At December 31, 2016	Total Fair
	Value	Level 1	Level 2	Level 3
Securities available-for-sale:	(in thousands)
U.S. government and government-sponsored securities	$5,175	$-	$5,175	$-
Corporate bonds and other securities	5,401	-	5,401	-
U.S. Government-sponsored and guaranteed mortgage-backed securities	39,985	-	39,985	-
Non-agency mortgage-backed securities	4,127	-	4,127	-
Equity securities	10,000	-	-	10,000
Total	$64,688	$-	$54,688	$10,000

At June 30, 2016

Securities available-for-sale:
U.S. government and government-sponsored securities	$5,285	$-	$5,285	$-
Corporate bonds and other securities	4,975	-	4,975	-
U.S. Government-sponsored and guaranteed mortgage-backed securities	45,724	-	45,724	-
Non-agency mortgage-backed securities	4,452	-	4,452	-
Equity securities	10,000	-	-	10,000
Total	$70,436	$-	$60,436	$10,000

There was no change in level 3 assets measured at fair value for the three and six months ended December 31, 2016.

The following summarizes assets measured at fair value on a non-recurring basis and the adjustments to the carrying value at and for the three and six months ended December 31, 2016 and 2015:

					Total Losses	Total Losses
					for the three	for the six
At December 31, 2016	Total Fair				months ended	months ended
	Value	Level 1	Level 2	Level 3	December 31, 2016	December 31, 2016
(in thousands)
Other real estate owned	$356	$-	$-	$356	$43	$43

					Total Losses	Total Losses
					for the three	for the six
At December 31, 2015	Total Fair				months ended	months ended
	Value	Level 1	Level 2	Level 3	December 31, 2015	December 31, 2015
	(in thousands)
Impaired loans	$909	$-	$-	$909	$621	$621
Other real estate owned	111	-	-	111	-	28
	$1,020	$-	$-	$1,020	$621	$649

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

There were no liabilities measured at fair value on a recurring or non-recurring basis at December 31, 2016 or June 30, 2016.

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

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, as of December 31, 2016 and June 30, 2016:

	December 31, 2016
	Carrying	Fair Value Hierarchy			Total Fair
	Amount	Level 1	Level 2	Level 3	Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$10,327	$10,327	$-	$-	$10,327
Securities available-for-sale	64,688	-	54,688	10,000	64,688
Securities held-to-maturity	124,926	-	125,653	-	125,653
Federal Home Loan Bank stock	4,042	-	-	4,042	4,042
Loans, net	285,960	-	-	287,495	287,495
Accrued interest receivable	1,250	-	-	1,250	1,250

Financial liabilities:
Deposits	364,131	-	-	365,588	365,588
Mortgagors' escrow accounts	2,674	-	-	2,674	2,674
Federal Home Loan Bank advances	61,500	-	62,748	-	62,748
Securities sold under agreements to repurchase	3,731	-	3,731	-	3,731
Accrued interest payable	123	-	-	123	123

	June 30, 2016
	Carrying	Fair Value Hierarchy			Total Fair
	Amount	Level 1	Level 2	Level 3	Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$5,133	$5,133	$-	$-	$5,133
Securities available-for-sale	70,436	-	60,436	10,000	70,436
Securities held-to-maturity	144,343	-	147,217	-	147,217
Federal Home Loan Bank stock	3,819	-	-	3,819	3,819
Loans, net	251,344	-	-	255,346	255,346
Accrued interest receivable	1,216	-	-	1,216	1,216

Financial liabilities:
Deposits	356,066	-	-	357,497	357,497
Mortgagors' escrow accounts	2,657	-	-	2,657	2,657
Federal Home Loan Bank advances	53,900	-	56,045	-	56,045
Securities sold under agreements to repurchase	2,359	-	2,359	-	2,359
Accrued interest payable	114	-	-	114	114

NOTE 12 – Subsequent Events

On January 4, 2017, the Board of Directors of PB Bancorp, Inc. declared a cash dividend of $0.03 a share for all stockholders of record as of January 18, 2017, which is payable on February 1, 2017.

On January 18, 2017, PB Bancorp, Inc. (the “Company”) announced that its Board of Directors has adopted a stock repurchase program. Under the repurchase program, the Company may repurchase up to 394,020 shares of its common stock, or approximately 5.0% of the current outstanding shares. Repurchases will be made no sooner than the termination of the Company’s regular quarterly trading blackout after the Company publicly releases its results of operations for the fiscal quarter ended December 31, 2016, and consistent with the Company’s trading policies.

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

The contractual amounts of outstanding commitments were as follows:

	December 31,	June 30,
	2016	2016
	(in thousands)
Commitments to extend credit:
Loan commitments	$12,100	$4,714
Unadvanced construction loans	8,251	2,590
Unadvanced lines of credit	12,987	13,396
Standby letters of credit	695	395
Outstanding commitments	$34,033	$21,095

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses changes in the financial condition at December 31, 2016 and June 30, 2016 and results of operations for the three and six months ended December 31, 2016 and 2015, and should be read in conjunction with the Company’s Consolidated Financial Statements (unaudited) and the notes thereto, appearing in Part I, Item 1 of this quarterly report. These financial statements should be read in conjunction with the 2016 Consolidated Financial Statements and notes thereto included in PB Bancorp, Inc.’s Annual Report on Form 10-K filed with the SEC on September 26, 2016.

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

Our net income increased $662,000, to $684,000, or $0.09 per basic and diluted share for the three months ended December 31, 2016, compared to net income of $22,000, or $0.00 per basic and diluted share for the three months ended December 31, 2015. This was due primarily to increases in net interest income of $418,000, or 16.2% to $3.0 million for the three months ended December 31, 2016 from $2.6 million for the three months ended December 31, 2015 and non-interest income of $227,000, or 24.3% to $1.2 million for the three months ended December 31, 2016 from $936,000 for the three months ended December 31, 2015.  The provision for loan losses decreased $467,000, or 68.4% to $216,000 for the three months ended December 31, 2016 from $683,000 for the three months ended December 31, 2015. Total non-interest expense increased $123,000, or 4.3% to $3.0 million for the three months ended December 31, 2016 from $2.9 million for the three months ended December 31, 2015. Income tax expense increased $327,000 to $255,000 for the three months ended December 31, 2016 from an income tax benefit of $72,000 for the three months ended December 31, 2015.

Net income increased $680,000, to $1.1 million, or $0.15 per basic and diluted share for the six months ended December 31, 2016, compared to net income of $427,000, or $0.06 per basic and diluted share for the six months ended December 31, 2015. This was due primarily to increases in net interest income of $743,000, or 14.5% to $5.9 million for the six months ended December 31, 2016 from $5.1 million for the six months ended December 31, 2015 and non-interest income of $214,000, or 13.4% to $1.8 million for the six months ended December 31, 2016 from $1.6 million for the six months ended December 31, 2015.  In addition, the provision for loan losses decreased $177,000, or 28.9% to $436,000 for the six months ended December 31, 2016 from $613,000 for the six months ended December 31, 2015. Total non-interest expense increased $132,000, or 2.3% to $5.8 million for the six months ended December 31, 2016 from $5.6 million for the six months ended December 31, 2015. Income tax expense increased $322,000 to $376,000 for the six months ended December 31, 2016 from $54,000 for the six months ended December 31, 2015.

An increase in interest rates will present us with a challenge in managing our interest rate risk. As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, which can result in interest expense increasing more rapidly than increases in interest income as interest rates increase. Therefore, increases in interest rates may adversely affect our net interest income, which in turn would likely have an adverse effect on our results of operations. As described in “Market Risk,” we expect that our net interest income and our net portfolio value would decrease as a result of an instantaneous increase in interest rates. We use a variety of strategies to help manage interest rate risk, as described in “Market Risk.

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

Comparison of Financial Condition at December 31, 2016 and June 30, 2016

Assets

Total assets were $520.5 million at December 31, 2016, an increase of $18.0 million, or 3.6%, from $502.6 million at June 30, 2016. Cash and cash equivalents increased $5.2 million, or 101.2%, to $10.3 million at December 31, 2016 compared to $5.1 million at June 30, 2016. The increase in cash is expected to be used for scheduled loan fundings during the first calendar quarter of 2017. Investments in held-to-maturity securities decreased $19.4 million, or 13.5%, to $124.9 million at December 31, 2016 compared to $144.3 million at June 30, 2016 and investments in available-for-sale securities decreased $5.7 million, or 8.2%, to $64.7 million at December 31, 2016 compared to $70.4 million at June 30, 2016. Net loans outstanding increased $34.6 million, or 13.8%, to $286.0 million at December 31, 2016 from $251.3 million at June 30, 2016. The increase in loans was primarily due to a $12.3 million, or 6.3%, increase in residential real estate loans to $209.7 million at December 31, 2016 from $197.4 million at June 30, 2016. Commercial real estate loans increased $18.4 million, or 41.9%, to $62.2 million at December 31, 2016 from $43.8 million at June 30, 2016. Commercial loans increased $3.1 million, or 31.9%, to $12.9 million at December 31, 2016 from $9.8 million at June 30, 2016. With increased loan demand, we have been using excess cash to fund loan originations instead of investing in securities. During the six months ended December 31, 2016, the Company purchased an additional $2.5 million of Bank-owned life insurance.

Allowance for Loan Losses

The table below indicates the relationship between the allowance for loan losses, total loans outstanding and non-performing loans at December 31, 2016 and June 30, 2016. For additional information, see “Comparison of Operating Results for the three and six months ended December 31, 2016 and 2015 – Provision for Loan Losses.”

	December 31,	June 30,
	2016	2016
	(Dollars in thousands)
Allowance for loan losses	$2,650	$2,303
Total loans	288,610	253,647
Non-performing loans	4,320	4,260
Allowance/total loans	0.92%	0.91%
Allowance/non-performing loans	61.3%	54.1%

Liabilities

Total liabilities increased $17.4 million, or 4.2%, to $434.9 million at December 31, 2016 from $417.5 million at June 30, 2016. Total deposits increased $8.1 million, or 2.3%, to $364.1 million at December 31, 2016 from $356.1 million at June 30, 2016. We experienced an increase in non-interest-bearing deposits of $6.4 million, or 9.7% to $72.1 million at December 31, 2016 compared to $65.7 million at June 30, 2016. Interest-bearing deposits increased $1.7 million, or 0.6% to $292.0 million at December 31, 2016 compared to $290.4 million at June 30, 2016. Total Federal Home Loan Bank borrowings increased $7.6 million, or 14.1%, to $61.5 million at December 31, 2016 from $53.9 million at June 30, 2016. Securities sold under agreements to repurchase increased $1.3 million, or 58.2% to $3.7 million at December 31, 2016 compared to $2.4 million at June 30, 2016.

Stockholders’ Equity

Total stockholders’ equity increased $525,000, or 0.6% to $85.6 million at December 31, 2016 from $85.1 million at June 30, 2016. Dividends paid during the six months ended December 31, 2016 were $473,000.

Comparison of Operating Results for the Three and Six Months ended December 31, 2016 and 2015

Interest and Dividend Income. Interest and dividend income increased $408,000, or 12.0% to $3.8 million for the three months ended December 31, 2016 compared to $3.4 million for the three months ended December 31, 2015. The average balance of interest-earning assets increased $35.8 million, or 8.0% to $481.9 million for the three months ended December 31, 2016 from $446.1 million for the three months ended December 31, 2015. The average yield on interest-earning assets increased to 3.13% for the three months ended December 31, 2016 from 3.01% for the three months ended December 31, 2015.

Interest income on loans increased $285,000, or 11.9% to $2.7 million for the three months ended December 31, 2016 compared to $2.4 million for the three months ended December 31, 2015. This was due to an increase in average loans outstanding which was partially offset by a decrease in yield. The average balance of loans increased $35.6 million, or 15.2% to $268.9 million for the three months ended December 31, 2016 from $233.3 million for the three months ended December 31, 2015. The yield on average loans decreased 11 basis points to 3.95% for the three months ended December 31, 2016 from 4.06% for the three months ended December 31, 2015, due to continued repayments of higher-yielding loans and originating newer loans in a lower interest rate environment.

Interest income on investments increased $101,000, or 10.4% to $1.1 million for the three months ended December 31, 2016 compared to $974,000 for the three months ended December 31, 2015. This was due to an increase in yield of 23 basis points to 2.14% for the three months ended December 31, 2016 from 1.91% for the three months ended December 31, 2015. The average balance of investments decreased $2.2 million, or 1.1% to $200.3 million for the three months ended December 31, 2016 from $202.5 million for the three months ended December 31, 2015.

Interest and dividend income increased $714,000, or 10.6% to $7.5 million for the six months ended December 31, 2016 compared to $6.8 million for the six months ended December 31, 2015. The average balance of interest-earning assets increased $34.6 million, or 7.8% to $480.0 million for the six months ended December 31, 2016 from $445.4 million for the six months ended December 31, 2015. The average yield on interest-earning assets increased to 3.10% for the six months ended December 31, 2016 from 3.01% for the six months ended December 31, 2015.

Interest income on loans increased $481,000, or 10.1% to $5.2 million for the six months ended December 31, 2016 compared to $4.8 million for the six months ended December 31, 2015. This was due to an increase in average loans outstanding which was partially offset by a decrease in yield. The average balance of loans increased $31.3 million, or 13.6% to $261.9 million for the six months ended December 31, 2016 from $230.6 million for the six months ended December 31, 2015. The yield on average loans decreased 12 basis points to 3.98% for the six months ended December 31, 2016 from 4.10% for the six months ended December 31, 2015, due to continued repayments of higher-yielding loans and originating newer loans in a lower interest rate environment.

Interest income on investments increased $202,000, or 10.2% to $2.2 million for the six months ended December 31, 2016 compared to $2.0 million for the six months ended December 31, 2015. This was due to an increase in yield of 21 basis points to 2.09% for the six months ended December 31, 2016 from 1.88% for the six months ended December 31, 2015. The average balance of investments decreased $1.7 million, or 0.8% to $206.7 million for the six months ended December 31, 2016 from $208.4 million for the six months ended December 31, 2015.

Interest Expense. Interest expense decreased by $10,000, or 1.2%, to $806,000 for the three months ended December 31, 2016 from $816,000 for the three months ended December 31, 2015. The decrease in interest expense was due to a decrease in the cost of average interest-bearing liabilities to 0.90% for the three months ended December 31, 2016 compared to 0.92% for the three months ended December 31, 2015.

Interest expense on deposits decreased by $22,000, or 4.7%, to $446,000 for the three months ended December 31, 2016 from $468,000 for the three months ended December 31, 2015. Interest expense on time deposits decreased $22,000, or 6.1%, to $337,000 for the three months ended December 31, 2016 from $359,000 for the three months ended December 31, 2015, due to a decrease in average time deposits of $6.9 million. Our interest expense on deposits has benefited from a shift in higher-rate time deposits to lower-rate non-maturity accounts. The cost of interest-bearing deposits decreased to 0.61% for the three months ended December 31, 2016 from 0.64% for the three months ended December 31, 2015 reflecting the continued low interest rate environment.

Interest expense on borrowings increased by $12,000, or 3.4%, to $360,000 for the three months ended December 31, 2016 from $348,000 for the three months ended December 31, 2015. The rate paid on borrowings decreased 11 basis points to 2.23% for the three months ended December 31, 2016 from 2.34% for the three months ended December 31, 2015. Average other borrowed money increased $790,000, or 13.0%, to $6.8 million for the three months ended December 31, 2016 from $6.1 million for the three months ended December 31, 2015. Average Federal Home Loan Bank advances increased $4.2 million, or 8.0%, to $57.2 million for the three months ended December 31, 2016 from $53.0 million for the three months ended December 31, 2015. The average rate on Federal Home Loan Bank advances decreased 10 basis points to 2.49% for the three months ended December 31, 2016 from 2.59% for the three months ended December 31, 2015.

Interest expense decreased by $29,000, or 1.8%, to $1.6 million for the six months ended December 31, 2016 and December 31, 2015. The decrease in interest expense was due to a decrease in average interest-bearing liabilities of $1.3 million, or 0.4% to $352.8 million for the six months ended December 31, 2016 compared to $354.1 million for the six months ended December 31, 2015. The cost of interest-bearing liabilities decreased one basis point to 0.91% for the six months ended December 31, 2016 from 0.92% for the six months ended December 31, 2015.

Interest expense on deposits decreased by $45,000, or 4.8%, to $896,000 for the six months ended December 31, 2016 from $941,000 for the six months ended December 31, 2015. Interest expense on time deposits decreased $41,000, or 5.7%, to $676,000 for the six months ended December 31, 2016 from $717,000 for the six months ended December 31, 2015, due to a decrease in average time deposits of $7.0 million. Our interest expense on deposits has benefited from a shift in higher-rate time deposits to lower-rate non-maturity accounts. The cost of interest-bearing deposits decreased to 0.61% for the six months ended December 31, 2016 from 0.64% for the six months ended December 31, 2015 reflecting the continued low interest rate environment.

Interest expense on borrowings increased by $16,000, or 2.3%, to $713,000 for the six months ended December 31, 2016 from $697,000 for the six months ended December 31, 2015. The rate paid on borrowings increased two basis points to 2.30% for the six months ended December 31, 2016 from 2.28% for the six months ended December 31, 2015. Average other borrowed money decreased $1.7 million, or 24.2%, to $5.4 million for the six months ended December 31, 2016 from $7.1 million for the six months ended December 31, 2015. This was due to a decrease in certain municipal retail repurchase agreement accounts. Average Federal Home Loan Bank advances increased $2.6 million, or 4.9%, to $56.3 million for the six months ended December 31, 2016 from $53.7 million for the six months ended December 31, 2015. The average rate on Federal Home Loan Bank advances decreased five basis points to 2.51%for the six months ended December 31, 2016 from 2.56% for the six months ended December 31, 2015.

Net Interest Income. Net interest income increased $418,000, or 16.2%, to $3.0 million for the three months ended December 31, 2016 from $2.6 million for the three months ended December 31, 2015. Our interest rate spread increased to 2.23% for the three months ended December 31, 2016 from 2.09% for the three months ended December 31, 2015 and our net interest-earning assets increased $30.6 million, or 31.8%. Our net interest margin increased to 2.47% for the three months ended December 31, 2016 from 2.29% for the three months ended December 31, 2015.

Net interest income increased $743,000, or 14.5%, to $5.9 million for the six months ended December 31, 2016 from $5.1 million for the six months ended December 31, 2015. Our interest rate spread increased to 2.19% for the six months ended December 31, 2016 from 2.09% for the six months ended December 31, 2015 and our net interest-earning assets increased $35.9 million, or 39.3%. Our net interest margin increased to 2.43% for the six months ended December 31, 2016 from 2.28% for the six months ended December 31, 2015.

Provision for Loan Losses. The provision for loan losses decreased $467,000, or 68.4% to $216,000 for the three months ended December 31, 2016 compared to $683,000 for the three months ended December 31, 2015. The provision for loan losses for the three months ended December 31, 2016 was related to the growth in total loans of $30.3 million, or 11.7% during the three months ended December 31, 2016. The provision for loan losses for the three months ended December 31, 2015 was due to net charge-offs of $487,000 and loan growth of $6.6 million, or 2.9% for the three months ended December 31, 2015.

The provision for loan losses decreased $177,000, or 28.9% to $436,000 for the six months ended December 31, 2016 compared to $613,000 for the six months ended December 31, 2015. The provision for loan losses for the six months ended December 31, 2016 was related to the growth in total loans of $35.0 million, or 13.8% during the six months ended December 31, 2016. The provision for loan losses for the six months ended December 31, 2015 was due to net charge-offs of $483,000 and loan growth of $10.8 million, or 4.8% for the six months ended December 31, 2015.

Non-interest Income. Non-interest income increased $227,000, or 24.3%, to $1.2 million for the three months ended December 31, 2016 compared to $936,000 for the three months ended December 31, 2015. This was primarily due to legal settlement income of $521,000 during the three months ended December 31, 2016 relating to a security previously written off. This was partially offset by a decrease in gain on sales of other real estate owned of $235,000, or 98.7%% to $3,000 for the three months ended December 31, 2016 compared to $238,000 for the three months ended December 31, 2015. Net commissions from brokerage service decreased $32,000, or 50.8% to $31,000 for the three months ended December 31, 2016 from $63,000 for the three months ended December 31, 2015.

Non-interest income increased $214,000, or 13.4%, to $1.8 million for the six months ended December 31, 2016 compared to $1.6 million for the six months ended December 31, 2015. This was primarily due to legal settlement income of $521,000, partially offset by a decrease in gain on sales of other real estate owned of $321,000, or 91.2% to $31,000 for the six months ended December 31, 2016 compared to $352,000 for the six months ended December 31, 2015. There were no other-than-temporary write-downs of investment securities during the six months ended December 31, 2016, compared to $39,000 for the six months ended December 31, 2015. Income from bank-owned life insurance increased $39,000, or 28.3% to $177,000 for the six months ended December 31, 2016 from $138,000 for the six months ended December 31, 2015 as the Company purchased $2.5 million in additional bank-owned life insurance during the six months ended December 31, 2016.

Non-interest Expense. Non-interest expense increased $123,000, or 4.3% to $3.0 million for the three months ended December 31, 2016 from $2.9 million for the three months ended December 31, 2015. Salaries and employee benefits expense increased by $101,000, or 6.2% to $1.7 million for the three months ended December 31, 2016 compared to $1.6 million for the three months ended December 31, 2015. Occupancy and equipment expense increased by $12,000, or 4.0%, to $313,000 for the three months ended December 31, 2016 compared to $301,000 for the three months ended December 31, 2015. All other non-interest expense, consisting primarily of data processing expense, Federal Deposit Insurance Corporation deposit insurance, professional fees and marketing expense increased by $10,000, or 1.1%, to $955,000 for the three months ended December 31, 2016 from $945,000 for the three months ended December 31, 2015.

Non-interest expense increased $132,000, or 2.3% to $5.8 million for the six months ended December 31, 2016 from $5.6 million for the six months ended December 31, 2015. Salaries and employee benefits expense increased by $207,000, or 6.5% to $3.4 million for the six months ended December 31, 2016 compared to $3.2 million for the six months ended December 31, 2015. Occupancy and equipment expense decreased by $3,000, or 0.5%, to $610,000 for the six months ended December 31, 2016 compared to $613,000 for the six months ended December 31, 2015. All other non-interest expense, consisting primarily of data processing expense, Federal Deposit Insurance Corporation deposit insurance, professional fees and marketing expense decreased by $72,000, or 3.9%, to $1.7 million for the six months ended December 31, 2016 from $1.8 million for the six months ended December 31, 2015. This was primarily due to decreases in FDIC insurance of $75,000 and other real estate owned expense of $79,000, partially offset by an increase in data processing expense of $74,000.

Income Tax Expense. Income tax expense increased by $327,000 to $255,000 for the three months ended December 31, 2016 from a tax benefit of $72,000 for the three months ended December 31, 2015, due to a $989,000 increase in income before tax expense, partially offset by to an increase in non-taxable bank-owned life insurance income and certain dividend income. Our effective tax rate was 27.2% for the three months ended December 31, 2016.

Income tax expense increased by $322,000 to $376,000 for the six months ended December 31, 2016 from $54,000 for the six months ended December 31, 2015, due to a $1.0 million increase in income before tax expense, partially offset by an increase in non-taxable bank-owned life insurance income and certain dividend income. Our effective tax rate was 25.4% for the six months ended December 31, 2016 compared to 11.2% for the six months ended December 31, 2015. Tax expense is based on a year-to-date basis at a forecasted effective rate. The effective tax rates differed from the statutory tax rate of 34% primarily due to the dividends-received deduction applicable to certain securities in our investment portfolio, tax-exempt municipal income and non-taxable bank-owned life insurance income.

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

	For the Three Months Ended December 31,
		2016			2015
	(Dollars in thousands)

	Average	Interest	Yield/	Average	Interest	Yield/
Interest-earning assets:	Balance	Income/Expense	Cost	Balance	Income/Expense	Cost
Investment securities	$200,299	$1,075	2.14%	$202,512	$974	1.91%
Loans	268,922	2,673	3.95%	233,359	2,388	4.06%
Other earning assets	12,683	49	1.54%	10,186	27	1.05%
Total interest-earning assets	481,904	3,797	3.13%	446,057	3,389	3.01%
Non-interest-earning assets	32,625			31,260
Total assets	$514,529			$477,317

Interest-bearing liabilities:
NOW accounts	$83,071	82	0.39%	$86,254	85	0.39%
Savings accounts	78,845	18	0.09%	70,029	16	0.09%
Money market accounts	18,971	9	0.19%	17,492	8	0.18%
Time deposits	110,282	337	1.22%	117,179	359	1.22%
Total interest-bearing deposits	291,169	446	0.61%	290,954	468	0.64%
FHLB advances	57,242	358	2.49%	52,990	346	2.59%
Other borrowed money	6,845	2	0.12%	6,055	2	0.13%
Total other borowed money	64,087	360	2.23%	59,045	348	2.34%
Total interest-bearing liabilities	355,256	806	0.90%	349,999	816	0.92%
Non-interest-bearing demand deposits	69,627			71,543
Other non-interest-bearing liabilities	4,085			3,799
Capital accounts	85,561			51,976
Total liabilities and capital accounts	$514,529			$477,317

Net interest income		$2,991			$2,573
Interest rate spread			2.23%			2.09%
Net interest-earning assets	$126,648			$96,058
Net interest margin			2.47%			2.29%
Average earning assets to average interest-bearing liabilities			135.65%			127.45%

	For the Six Months Ended December 31,
		2016			2015
	(Dollars in thousands)

	Average	Interest/	Yield/	Average	Interest/	Yield/
Interest-earning assets:	Balance	Dividends	Cost	Balance	Dividends	Cost
Investment securities	$206,717	$2,175	2.09%	$208,377	$1,973	1.88%
Loans	261,921	5,246	3.98%	230,567	4,765	4.10%
Other earning assets	11,362	59	1.03%	6,477	28	0.86%
Total interest-earning assets	480,000	7,480	3.10%	445,421	6,766	3.01%
Non-interest-earning assets	31,325			29,561
Total assets	$511,325			$474,982

Interest-bearing liabilities:
NOW accounts	$83,756	166	0.39%	$88,261	173	0.39%
Savings accounts	77,717	36	0.09%	69,488	34	0.10%
Money market accounts	18,917	18	0.19%	17,900	17	0.19%
Time deposits	110,786	676	1.21%	117,749	717	1.21%
Total interest-bearing deposits	291,176	896	0.61%	293,398	941	0.64%
FHLB advances	56,287	710	2.51%	53,668	693	2.56%
Other borrowed money	5,367	3	0.11%	7,084	4	0.11%
Total other borrowed money	61,654	713	2.30%	60,752	697	2.28%
Total interest-bearing liabilities	352,830	1,609	0.91%	354,150	1,638	0.92%
Non-interest-bearing demand deposits	70,336			66,822
Other non-interest-bearing liabilities	2,759			2,091
Capital accounts	85,400			51,919
Total liabilities and capital accounts	$511,325			$474,982

Net interest income		$5,871			$5,128
Interest rate spread			2.19%			2.09%
Net interest-earning assets	$127,170			$91,271
Net interest margin			2.43%			2.28%
Average earning assets to average interest-bearing liabilities			136.04%			125.77%

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

	For the Three Months Ended December 31, 2016
	Compared to the Three Months Ended December 31, 2015
	Increase (Decrease) Due to change in
INTEREST INCOME	Rate	Volume	Net
	(In thousands)

Investment securities	$170	$(69)	$101
Loans	(380)	665	285
Other interest-earning assets	14	8	22
TOTAL INTEREST INCOME	(196)	604	408

INTEREST EXPENSE

NOW accounts	2	(5)	(3)
Savings accounts	-	2	2
Money Market accounts	-	1	1
Time deposits	-	(22)	(22)
FHLB advances	(69)	81	12
Other borrowed money	(1)	1	-
TOTAL INTEREST EXPENSE	(68)	58	(10)
CHANGE IN NET INTEREST INCOME	$(128)	$546	$418

	For the Six Months Ended December 31, 2016
	Compared to the Six Months Ended December 31, 2015
	Increase (Decrease) Due to change in
INTEREST INCOME	Rate	Volume	Net
	(In thousands)

Investment securities	$247	$(45)	$202
Loans	(359)	840	481
Other interest-earning assets	7	24	31
TOTAL INTEREST INCOME	(105)	819	714

INTEREST EXPENSE

NOW accounts	6	(13)	(7)
Savings accounts	(4)	6	2
Money Market accounts	-	1	1
Time deposits	10	(51)	(41)
FHLB advances	(35)	52	17
Other borrowed money	-	(1)	(1)
TOTAL INTEREST EXPENSE	(23)	(6)	(29)
CHANGE IN NET INTEREST INCOME	$(82)	$825	$743

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

Net interest income at-risk measures the risk of a decline in earnings due to potential short-term and long- term changes in interest rates. The table below represents an analysis of our IRR as measured by the estimated changes in NII, resulting from an instantaneous and sustained parallel shift in the yield curve (+100 and +200 basis points) at December 31, 2016 and June 30, 2016.

Net Interest Income At-Risk

	Estimated Increase (Decrease)		Estimated Increase (Decrease)
Change in Interest Rates	in NII		in NII
(Basis Points)	December 31, 2016		June 30, 2016

+200	(3.07%	)	(2.83%	)
+100	0.15%		0.31%
-100	(3.90%	)	(3.14%	)

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

The tables below set forth, at December 31, 2016, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve based on information produced by an external consultant. This data is for Putnam Bank only and does not include any yield curve changes in the assets of PB Bancorp, Inc.

				NPV as a Percentage of Present
				Value of Assets (3)
		Estimated Increase (Decrease) in
Change in		NPV			Increase
Interest Rates	Estimated				(Decrease)
(basis points) (1)	NPV (2)	Amount	Percent	NPV Ratio (4)	(basis points)

+300	$60,826	$(17,135)	-21.98%	13.09%	(232)
+200	$67,919	$(10,043)	-12.88%	14.18%	(123)
+100	$74,223	$(3,739)	-4.80%	15.05%	(36)
0	$77,962	$-	0.00%	15.41%	0
-100	$80,801	$2,839	3.64%	15.60%	19

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV ratio represents NPV divided by the present value of assets.

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

Liquidity

The term liquidity refers to the ability of the Company and the Bank to meet current and future short-term financial obligations. The Company and the Bank further define liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses. Liquidity management is both a daily and long-term function of business management. The Bank’s primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, and Federal Home Loan Bank of Boston borrowings. The Bank can borrow funds from the Federal Home Loan Bank of Boston based on eligible collateral of loans and securities. The Bank had Federal Home Loan Bank of Boston borrowings as of December 31, 2016 of $61.5 million, with unused borrowing capacity of $50.3 million. The Bank has an internal limit of wholesale borrowings to total assets ratio of 30.0%. As of December 31, 2016, the ratio of wholesale borrowings to total assets was 12.1%.

The Bank’s primary investing activities are the origination of loans and the purchase of investment securities. During the six months ended December 31, 2016, the Bank’s loan originations net of principal collections were $24.9 million compared to $5.7 million as of December 31, 2015. There were no security purchases during the six months ended December 31, 2016 compared to $10.8 million for the six months ended December 31, 2015. Loan purchases were $10.7 million for the six months ended December 31, 2016 compared to $7.3 million in loan purchases for the six months ended December 31, 2015.

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

Certificates of deposit totaled $109.2 million at December 31, 2016. The Bank relies on competitive rates, customer service and long-standing relationships with customers to retain deposits. Based on the Bank’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict with certainty future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

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

At December 31, 2016, the Bank exceeded each of the applicable regulatory capital requirements. Due to our asset size, the Company is not subject to capital requirements. As of December 31, 2016, the most recent notification from the Federal Reserve Bank of Boston, categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized” the Bank must maintain minimum total risk-based, Tier 1 and Common Equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the in the following table. There are no conditions or events since that notification that management believes would change our category. The following table shows the Bank’s required minimum capital ratios in order to be considered well-capitalized and the actual capital ratios as of December 31, 2016 and June 30, 2016.

	Required	Actual	Actual
December 31, 2016	Ratio	Amount	Ratio
		(in thousands)
Tier 1 Leverage	5.00%	$60,898	12.25%
Common Equity Tier 1 Capital	6.50	60,898	19.45
Tier 1 Risk-based Capital	8.00	60,898	19.45
Total Capital	10.00	63,589	20.30

June 30, 2016

Tier 1 Leverage	5.00%	$59,739	12.23%
Common Equity Tier 1 Capital	6.50	59,739	20.95
Tier 1 Risk-based Capital	8.00	59,739	20.95
Total Capital	10.00	62,067	21.77

The net proceeds from the stock offering (See Note 1 to the consolidated financial statements) have significantly increased our liquidity and capital resources.  Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including funding loans.  Our financial condition and results of operations have been enhanced by the net proceeds from the stock offering.  However, due to the increase in equity resulting from the net proceeds raised in the stock offering, as well as other factors associated with the stock offering, our return on equity has been adversely affected following the stock offering.

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

For the six months ended December 31, 2016, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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
32.2

Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

101 The following materials from PB Bancorp’s Quarterly Report on Form 10-Q for the three months ended December 31, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PB BANCORP, INC.
(Registrant)

Date: February 13, 2017	/s/ Thomas A. Borner
Thomas A. Borner
President and Chief Executive Officer

Date: February 13, 2017	/s/ Robert J. Halloran, Jr.
Robert J. Halloran, Jr.
Executive Vice President, Chief Financial
Officer and Treasurer