Form 10-Q
period 2017-03-31
PB Bancorp, Inc.
filed 2017-05-12
CIK 1652106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

☒ YES   ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ YES   ☒ NO

As of May 1, 2017, there were 7,831,169 shares of the registrant’s common stock outstanding.

PB Bancorp, Inc.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

PB Bancorp, Inc.

Consolidated Balance Sheets

(Unaudited)

	March 31,	June 30,
	2017	2016
	(in thousands except share data)
ASSETS
Cash and due from depository institutions	$3,309	$4,753
Interest-bearing demand deposits with other banks	1,701	380
Total cash and cash equivalents	5,010	5,133
Securities available-for-sale, at fair value	62,237	70,436
Securities held-to-maturity (fair value of $118,092 as of March 31, 2017 and $147,217 as of June 30, 2016)	117,239	144,343
Federal Home Loan Bank stock, at cost	4,267	3,819
Loans	294,908	253,647
Less: Allowance for loan losses	(2,661)	(2,303)
Net loans	292,247	251,344
Premises and equipment, net	3,529	3,639
Accrued interest receivable	1,154	1,216
Other real estate owned	1,618	1,895
Goodwill	6,912	6,912
Bank-owned life insurance	12,465	9,699
Net deferred tax asset	2,597	2,538
Other assets	2,044	1,583

Total assets	$511,319	$502,557

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Non-interest-bearing	$69,028	$65,700
Interest-bearing	291,580	290,366
Total deposits	360,608	356,066
Mortgagors' escrow accounts	1,654	2,657
Federal Home Loan Bank advances	60,240	53,900
Securities sold under agreements to repurchase	1,813	2,359
Other liabilities	2,954	2,487
Total liabilities	427,269	417,469

Stockholders' Equity
Preferred stock, 50,000,000 shares authorized, $0.01 par value, no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.01 par value, 7,839,495 shares issued and outstanding at March 31, 2017 and 7,880,402 at June 30, 2016.	78	79
Additional paid-in capital	62,343	62,837
Retained earnings	26,935	25,901
Accumulated other comprehensive loss	(331)	(143)
Unearned ESOP shares	(3,476)	(3,586)
Unearned stock awards	(1,499)	-
Total stockholders' equity	84,050	85,088

Total liabilities and stockholders' equity	$511,319	$502,557

See accompanying notes to consolidated financial statements.

PB Bancorp, Inc.

Consolidated Statements of Net Income

(Unaudited)

	Three months ended			Nine months ended
	March 31,			March 31,
	2017	2016		2017	2016
		(in thousands, except per share data)
Interest and dividend income:
Interest and fees on loans	$2,794	$2,409		$8,040	$7,174
Interest and dividends on investments	1,045	1,035		3,221	3,008
Other	4	25		63	53
Total interest and dividend income	3,843	3,469		11,324	10,235

Interest expense:
Deposits and escrow	435	453		1,331	1,394
Borrowed funds	362	343		1,075	1,040
Total interest expense	797	796		2,406	2,434
Net interest and dividend income	3,046	2,673		8,918	7,801

Provision for loan losses	-	-		436	613
Net interest and dividend income after provision for loan losses	3,046	2,673		8,482	7,188

Non-interest income:
Total other-than-temporary impairment losses on debt securities	-	(174)		-	(407)
Portion of losses recognized in other comprehensive income	-	129		-	323
Net impairment losses recognized in earnings	-	(45)		-	(84)
Fees for services	422	438		1,289	1,316
Mortgage banking activities	11	8		58	72
Net commissions from brokerage services	50	29		109	115
Income from bank-owned life insurance	89	66		266	205
Gain on sales of other real estate owned, net	77	-		109	352
Legal settlement	-	-		517	-
Other income	32	38		148	158
Total non-interest income	681	534		2,496	2,134

Non-interest expense:
Compensation and benefits	1,724	1,613		5,126	4,808
Occupancy and equipment	323	307		933	920
Data processing	273	227		738	619
LAN/WAN network	35	39		107	111
Advertising and marketing	47	55		124	131
FDIC deposit insurance	(9)	91		114	288
Other real estate owned	67	21		178	210
Write-down of other real estate owned	-	-		43	28
Other	397	473		1,261	1,344
Total non-interest expense	2,857	2,826		8,624	8,459
Income before income tax expense	870	381		2,354	863

Income tax expense	235	79		611	133
NET INCOME	$635	$302		$1,743	$730

Earnings per common share:
Basic	$0.09	$0.04	(1)	$0.23	$0.10	(1)
Diluted	$0.09	$0.04	(1)	$0.23	$0.10	(1)

(1) Share and per share amounts related to periods prior to the date of completion of the Conversion (January 7, 2016) have been restated to give retroactive recognition to the exchange ratio applied in the Conversion (1.1907 to one).

See accompanying notes to consolidated financial statements.

PB Bancorp, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three months ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
	(in thousands)
Net income	$635	$302	$1,743	$730

Other comprehensive income (loss):
Net unrealized holding gains (losses) on available-for-sale securities	3	(271)	(295)	(329)
Reclassification adjustment for losses realized in income on available-for-sale securities (1)	-	45	-	84
Non-credit portion of other-than-temporary losses on available-for-sale securities	-	(129)	-	(323)

Other comprehensive income (loss) before tax	3	(355)	(295)	(568)
Income tax (expense) benefit related to other comprehensive loss	(1)	122	107	194
Other comprehensive income (loss) net of tax	2	(233)	(188)	(374)
Total comprehensive income	$637	$69	$1,555	$356

(1) Reported in net impairment losses recognized in earnings included in non-interest income on the consolidated statements of net income. Income tax benefits associated with the reclassification adjustments were $18,000 and $33,000 for the three and nine months ended March 31, 2017 and 2016, respectively.

See accompanying notes to consolidated financial statements.

PB Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

for the nine months ended March 31, 2017 and 2016

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned ESOP Shares	Unearned Stock Awards	Treasury Stock	Total Stockholders' Equity
	(dollars in thousands, except per share data)

Balances at June 30, 2015	$694	$30,602	$25,919	$(198)	$(1,182)	$-	$(4,091)	$51,744

Comprehensive income	-	-	730	(374)	-	-	-	356
Cash dividends declared and paid ($0.08 per share) (1)	-	-	(721)	-	-	-	-	(721)
ESOP shares committed to be released (12,112 shares) (1)	-	-	(1)	-	98	-	-	97
Corporate Reorganization:
Conversion of PSB Holdings, Inc.	(618)	33,095	-	-	-	-	-	32,477
Purchase by ESOP	3	2,535	-	-	(2,538)	-	-	-
Treasury stock retired	-	(4,091)	-	-	-	-	4,091	-
Contribution of Putnam Bancorp MHC	-	729	-	-	-	-	-	729

Balances at March 31, 2016	$79	$62,870	$25,927	$(572)	$(3,622)	$-	$-	$84,682

Balances at June 30, 2016	$79	$62,837	$25,901	$(143)	$(3,586)	$-	$-	$85,088

Comprehensive income	-	-	1,743	(188)	-	-	-	1,555
Cash dividends declared and paid ($0.09 per share)	-	-	(709)	-	-	-	-	(709)
ESOP shares committed to be released (13,513 shares)	-	16	-	-	110	-	-	126
Common stock repurchased (197,000 shares)	(2)	(2,073)	-	-	-	-	-	(2,075)
Issuance of common stock in connection with stock option exercises (8,343 shares)	-	63	-	-	-	-	-	63
Issuance of common stock in connection with restricted stock awards (147,750 shares)	1	1,499	-	-	-	(1,500)	-	-
Share-based compensation expense	-	1	-	-	-	1	-	2

Balances at March 31, 2017	$78	$62,343	$26,935	$(331)	$(3,476)	$(1,499)	$-	$84,050

(1) Share and per share amounts related to periods prior to the date of completion of the Conversion (January 7, 2016) have been restated to give retroactive recognition to the exchage ratio applied in the Conversion (1.1907 to one).

See accompanying notes to consolidated financial statements.

PB Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months
	ended March 31,
	2017	2016
	(in thousands)
Cash flows from operating activities
Net income	$1,743	$730
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities, net	639	1,028
Impairment losses on securities	-	84
Amortization of deferred loan costs, net	141	138
Provision for loan losses	436	613
Share based compensation expense	2	-
Gain on sale of other real estate owned, net	(109)	(352)
Write-down of other real estate owned	43	28
Loss on sale of premises and equipment	10	-
Depreciation and amortization - premises and equipment	248	238
Amortization - software	49	88
(Increase) decrease in accrued interest receivable and other assets	(416)	247
Income from bank-owned life insurance	(266)	(205)
Increase in other liabilities	467	7
Deferred tax expense	48	136
ESOP expense	126	97
Net cash provided by operating activities	3,161	2,877
Cash flows from investing activities
Purchase of available-for-sale securities	-	(24,319)
Proceeds from calls, pay downs and maturities of available-for-sale securities	7,717	4,291
Purchase of held-to-maturity securities	-	(16,721)
Proceeds from calls, pay downs and maturities of held-to-maturity securities	26,652	26,283
(Purchase) redemption of Federal Home Loan Bank stock	(448)	1,404
Loan principal originations, net of repayments	(26,764)	(7,976)
Loan purchases	(15,233)	(9,123)
Recoveries of loans previously charged off	50	224
Purchase of bank-owned life insurance	(2,500)	-
Proceeds from sale of other real estate owned	810	3,498
Capital expenditures - premises and equipment	(148)	(111)
Capital expenditures - software	(32)	-
Net cash used in investing activities	(9,896)	(22,550)
Cash flows from financing activities
Net increase (decrease) in deposit accounts	4,542	(3,512)
Net decrease in mortgagors' escrow accounts	(1,003)	(909)
Proceeds from long-term Federal Home Loan Bank advances	18,500	-
Repayment of long-term Federal Home Loan Bank advances	(12,000)	-
Change in short term Federal Home Loan Bank advances, net	(160)	(4,240)
Net decrease in securities sold under agreements to repurchase	(546)	(382)
Proceeds from common stock offering	-	32,477
Contribution of Putnam Bancorp MHC	-	729
Cash dividends paid on common stock	(709)	(721)
Issuance of common stock in connection with stock options exercised	63	-
Common stock repurchased	(2,075)	-
Net cash provided by financing activities	6,612	23,442
Net (decrease) increase in cash and cash equivalents	(123)	3,769
Cash and cash equivalents at beginning of year	5,133	5,326
Cash and cash equivalents at end of period	$5,010	$9,095
Supplemental disclosures
Cash paid (refunded) during the period for:
Interest	$2,419	$2,431
Income taxes	4	(8)
Loans transferred to other real estate owned	467	2,026

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718).   This Update was issued as part of the FASB’s simplification initiative.  The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  In addition, amendments eliminate the guidance in Topic 718 that was indefinitely deferred shortly after the issuance of FASB Statement No. 123 (revised 2004), Share-Based Payment. The Company adopted this update during the three months ended March 31, 2017 with no material impact on the consolidated financial statements.

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

In March 2017, the FASB issued ASU No. 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. Under the new guidance, the premium on bonds purchased at a premium will be amortized to the bond’s call date rather than the date of maturity to more closely align interest income recorded on bonds held at a premium or a discount with the economics of the underlying instrument. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company adopted this update during the three months ended March 31, 2017 with no material impact on the consolidated financial statements.

Note 4 - Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assumptions by management that have, or could have, a material impact on our income or the carrying value of our assets. Our critical accounting policies are those related to the allowance for loan losses, realizability of deferred income taxes, valuation of goodwill and the impairment of securities.

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

See Note 3 – Recent Accounting Pronouncements for future changes to the accounting treatment of goodwill.

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

The following information was used in the computation of EPS on both a basic and diluted basis for the three and nine months ended March 31, 2017 and 2016:

	Three months ended March 31,		Nine months ended March 31,
	2017	2016 (1)	2016	2015 (1)
Net income	$635,000	$302,000	$1,743,000	$730,000

Weighted average common shares applicable to basic EPS	7,411,018	7,447,399	7,431,341	7,583,108
Effect of dilutive potential common shares	2,765	-	1,156	852
Weighted average common shares applicable to diluted EPS	7,413,783	7,447,399	7,432,497	7,583,960
Earnings per share:
Basic	$0.09	$0.04	$0.23	$0.10
Diluted	$0.09	$0.04	$0.23	$0.10

(1)	Share amounts related to periods prior to the date of completion of the Conversion (January 7, 2016) have been restated to give retroactive recognition to the exchange ratio appiled in the Convertion (1.1907 to one).

For the three months and nine months ended March 31, 2017, options to purchase 392,330 shares were outstanding but not included in the computation of earnings per share because they were anti-dilutive. For the three months and nine months ended March 31, 2016, options to purchase 29,000 and zero shares, respectively, were outstanding but not included in the computation of earnings per share because they were anti-dilutive.

NOTE 6 – Investment Securities

The carrying value, estimated fair values, and gross unrealized gains and losses of investment securities by maturity and type are as follows:

	Amortized	Gross Unrealized		Fair
	Cost Basis	Gains	(Losses)	Value
	(in thousands)
March 31, 2017:
Available-for-sale:
Debt securities:
U.S. government and government-sponsored securities:
Due from one through five years	$1,000	$-	$(3)	$997
After ten years	4,033	-	(40)	3,993
	5,033	-	(43)	4,990

Corporate bonds and other securities:
From five through ten years	2,000	-	(200)	1,800
Due after ten years	3,999	-	(414)	3,585
	5,999	-	(614)	5,385

U.S. Government-sponsored and guaranteed mortgage-backed securities:
Due in one year or less	17	-	-	17
From one through five years	44	1	-	45
From five through ten years	8,899	42	(103)	8,838
After ten years	28,946	238	(197)	28,987
	37,906	281	(300)	37,887

Non-agency mortgage-backed securities:
Due after ten years	3,807	459	(291)	3,975
Total debt securities	52,745	740	(1,248)	52,237

Equity securities:
Auction rate preferred - due after 10 years	10,000	-	-	10,000

Total available-for-sale securities	$62,745	$740	$(1,248)	$62,237

Held-to-maturity:
U.S. government and government-sponsored securities:
Due in one year or less	$2,251	$-	$(3)	$2,248
From one through five years	6,964	116	-	7,080
After ten years	5,194	-	(81)	5,113
	14,409	116	(84)	14,441

State agency and municipal obligations
Due from five through ten years	453	-	(13)	440

U.S. Government-sponsored and guaranteed mortgage-backed securities:
Due from one through five years	1,262	44	-	1,306
From five through ten years	5,021	55	(3)	5,073
After ten years	96,094	1,165	(427)	96,832
	102,377	1,264	(430)	103,211
Total held-to-maturity securities	$117,239	$1,380	$(527)	$118,092

	Amortized	Gross Unrealized		Fair
	Cost Basis	Gains	(Losses)	Value
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

There were no sales of available-for-sale securities for the three and nine months ended March 31, 2017 or 2016. Gains and losses on the sales of securities are recorded on the trade date and are determined using the specific identification method. There were no other-than-temporary impairment charges on available-for-sale securities realized in income during the three and nine months ended March 31, 2017. There were other-than-temporary impairment charges on available-for-sale securities of $45,000 realized in income during the three months ended March 31, 2016. The write-downs included total other-than-temporary impairment losses on non-agency mortgage-back securities of $174,000, net of $129,000 recognized in other comprehensive loss, before taxes. There were other-than-temporary impairment charges on available-for-sale securities of $84,000 realized in income during the nine months ended March 31, 2016. The write-downs included total other-than-temporary impairment losses on non-agency mortgage-back securities of $407,000, net of $323,000 recognized in other comprehensive loss, before taxes.

The following is a summary of the estimated fair value and related unrealized losses segregated by category and length of time that individual securities have been in a continuous unrealized loss position at:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2017:	Value	Losses	Value	Losses	Value	Losses
Available-for-sale:	(in thousands)
Debt securities:
U.S. Government and government-sponsored securities	$997	$3	$3,993	$40	$4,990	$43
Corporate bonds and other securities	-	-	5,385	614	5,385	614
U.S. Government-sponsored and guaranteed mortgage-backed securities	24,782	300	-	-	24,782	300
Total temporarily impaired available-for-sale	25,779	303	9,378	654	35,157	957

Held-to-maturity:
U.S. Government and government-sponsored securities	7,361	84	-	-	7,361	84
State and political subdivisions	440	13	-	-	440	13
U.S. Government-sponsored and guaranteed mortgage-backed securities	31,487	273	6,727	157	38,214	430
Total temporarily impaired held-to-maturity	39,288	370	6,727	157	46,015	527

Other-than-temporarily impaired debt securities (1):
Non-agency mortgage-backed securities	-	-	1,355	291	1,355	291

Total temporarily-impaired and other- than-temporarily impaired securities	$65,067	$673	$17,460	$1,102	$82,527	$1,775

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2016:	Value	Losses	Value	Losses	Value	Losses
Available-for-sale:	(in thousands)
Debt securities:
U.S. Government and government-sponsored guaranteed securities	$4,281	$12	$-	$-	$4,281	$12
Corporate bonds and other securities	-	-	4,975	1,024	4,975	1,024
U.S. Government-sponsored and guaranteed mortgage-backed securities	9,078	13	-	-	9,078	13
Total temporarily impaired available-for-sale	13,359	25	4,975	1,024	18,334	1,049

Held-to-maturity:
U.S. Government-sponsored and guaranteed mortgage-backed securities	5,236	13	8,503	45	13,739	58
Total temporarily impaired held-to-maturity	5,236	13	8,503	45	13,739	58

Other-than-temporarily impaired debt securities (1):
Non-agency mortgage-backed securities	-	-	2,115	325	2,115	325

Total temporarily-impaired and other- than-temporarily impaired securities	$18,595	$38	$15,593	$1,394	$34,188	$1,432

(1) Includes other-than-temporary impaired available-for-sale debt securities in which a portion of the other-than-temporary impairment loss remains in accumulated other comprehensive income (loss).

Management evaluates securities for OTTI at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

At March 31, 2017, there were 61 individual investment securities with aggregate depreciation of 2.1% from the Company’s amortized cost basis. Management has the intent and ability to hold these securities until cost recovery occurs and considers these declines to be temporary.

The unrealized losses on the Company’s investment in U.S. Government-sponsored agency bonds and U.S. government-guaranteed and government-sponsored residential mortgage-backed securities were primarily caused by interest rate fluctuations. These investments are guaranteed or sponsored by the U.S. government or an agency thereof. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the investment. Because the decline in market value is attributable to changes in interest rates and not to credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2017.

The Company’s unrealized losses on investments in corporate bonds and other securities relate to investments in companies within the financial services sector. As of March 31, 2017, the Company had five investments in corporate single-issuer trust preferred securities (TRUPs) with a total book value of $6.0 million and total fair value of $5.4 million, all of which were classified as available-for-sale. The single-issuer trust preferred investments are evaluated for other-than-temporary impairment by performing a present value of cash flows each quarter. None of the issuers have deferred interest payments or announced the intention to defer interest payments. The Company believes the decline in fair value is related to the spread over three-month LIBOR, on which the quarterly interest payments are based, as the spread over LIBOR being received is significantly lower than current market spreads. Management concluded the impairment of these investments was considered temporary and asserts that the Company does not have the intent to sell these investments and that it is more likely than not it will not have to sell the investments before recovery of their cost bases which may be at maturity.

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

The following table represents a roll-forward of the amount of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in other comprehensive loss:

	Nine months ended
	March 31,
	2017	2016
	(in thousands)

Balance at beginning of period	$15,982	$15,898
Additional credit losses on securities for which an other-than-temporary impairment charge was previously recorded	-	84

Balance at end of period	$15,982	$15,982

NOTE 7 – Loans

The following table sets forth the composition of our loan portfolio at March 31, 2017 and June 30, 2016:

	March 31,	June 30,
	2017	2016
	(in thousands)

Real Estate:
Residential (1)	$214,933	$197,359
Commercial	64,994	43,839
Residential construction	1,294	853
Commercial	11,756	9,799
Consumer and other	698	691

Total loans	293,675	252,541

Net deferred loan costs	1,233	1,106
Allowance for loan losses	(2,661)	(2,303)

Loans, net	$292,247	$251,344

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

The following table presents the Company’s loan classes by internally assigned grades at March 31, 2017 and June 30, 2016:

	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and other	Total
March 31, 2017	(in thousands)
Grade:
Pass	$210,871	$61,372	$1,294	$11,740	$695	$285,972
Special Mention	400	559	-	-	-	959
Substandard	3,662	3,063	-	16	3	6,744
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$214,933	$64,994	$1,294	$11,756	$698	$293,675

June 30, 2016
Grade:
Pass	$193,574	$37,307	$853	$9,758	$690	$242,182
Special Mention	418	648	-	-	-	1,066
Substandard	3,367	5,821	-	41	1	9,230
Doubtful	-	63	-	-	-	63
Loss	-	-	-	-	-	-
Total	$197,359	$43,839	$853	$9,799	$691	$252,541

There were no modifications deemed to be troubled debt restructures during the three and nine months ended March 31, 2017 and 2016.

There were no troubled debt restructurings that subsequently defaulted (defined as 30 or more days past due subsequent to restructuring) within one year of modification during the three and nine months ended March 31, 2017 and 2016.

NOTE 8 – Non-performing Assets, Past Due and Impaired Loans

The table below sets forth the amounts and categories of non-performing assets at the dates indicated:

	At March 31,	At June 30,
	2017	2016
	(Dollars in thousands)
Non-accrual loans:
Real Estate:
Residential	$3,662	$3,367
Commercial	781	876
Commercial	11	16
Consumer	3	1
Total non-accrual loans	4,457	4,260

Accruing loans past due 90 days or more	-	-

Total non-performing loans	4,457	4,260

Other real estate owned	1,618	1,895
Total non-performing assets	$6,075	$6,155

Total non-performing loans to total loans	1.52%	1.69%
Total non-performing assets to total assets	1.19%	1.22%

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

The following table sets forth information regarding past due loans at March 31, 2017 and June 30, 2016:

			90 days
	30–59 Days	60–89 Days	or Greater	Total
At March 31, 2017	Past Due	Past Due	Past Due	Past Due
	(in thousands)
Real Estate:
Residential	$2,216	$186	$238	$2,640
Commercial	133	-	-	133
Commercial	4	-	-	4
Consumer and other	1	-	-	1
Total	$2,354	$186	$238	$2,778

At June 30, 2016

Real Estate:
Residential	$419	$-	$437	$856
Commercial	-	-	62	62
Consumer and other	2	-	-	2
Total	$421	$-	$499	$920

The following is a summary of information pertaining to impaired loans at March 31, 2017 and June 30, 2016:

	At March 31, 2017			At June 30, 2016
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans without a valuation allowance:	(in thousands)
Real Estate:
Residential	$1,231	$1,337		$1,110	$1,156
Commercial	1,583	2,267		2,597	3,317
Commercial	11	11		16	16
Total impaired with no valuation allowance	$2,825	$3,615		$3,723	$4,489

Impaired loans with a valuation allowance:
Real Estate:
Residential	$698	$698	$8	$1,019	$1,079	$29
Total impaired with a valuation allowance	$698	$698	$8	$1,019	$1,079	$29

Total impaired loans:
Real Estate:
Residential	$1,929	$2,035	$8	$2,129	$2,235	$29
Commercial	1,583	2,267	-	2,597	3,317	-
Commercial	11	11	-	16	16	-
Total impaired loans	$3,523	$4,313	$8	$4,742	$5,568	$29

The following is a summary of additional information pertaining to impaired loans:

	Three months ended			Three months ended
	March 31, 2017			March 31, 2016
	Average	Interest	Interest Income	Average	Interest	Interest Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
	(in thousands)
Real Estate:
Residential	$1,943	$7	$-	$2,168	$9	$2
Commercial	1,598	19	-	2,786	38	-
Commercial	12	-	-	18	-	-
Total impaired loans	$3,553	$26	$-	$4,972	$47	$2

	Nine months ended			Nine months ended
	March 31, 2017			March 31, 2016
	Average	Interest	Interest Income	Average	Interest	Interest Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
	(in thousands)
Real Estate:
Residential	$2,028	$18	$-	$2,251	$34	$10
Commercial	2,075	85	-	3,411	74	-
Commercial	13	-	-	110	4	-
Total impaired loans	$4,116	$103	$-	$5,772	$112	$10

NOTE 9 – Allowance for Loan Losses

An analysis of the allowance for loan losses for the three and nine months ended March 31, 2017 and 2016 is as follows:

Three months ended	Residential	Commercial	Residential		Consumer
March 31, 2017	Real Estate	Real Estate	Construction	Commercial	and Other	Unallocated	Total
	(in thousands)
Beginning balance	$1,414	$1,024	$11	$88	$57	$56	$2,650
Charge-offs	-	-	-	-	(9)	-	(9)
Recoveries	10	-	-	3	7	-	20
Provision (credit)	(63)	72	(3)	(11)	7	(2)	-
Ending Balance	$1,361	$1,096	$8	$80	$62	$54	$2,661

Three months ended
March 31, 2016

Beginning balance	$1,118	$968	$9	$52	$30	$128	$2,305
Charge-offs	(30)	-	-	-	(13)	-	(43)
Recoveries	12	3	-	-	5	-	20
Provision (credit)	23	25	(2)	4	4	(54)	-
Ending Balance	$1,123	$996	$7	$56	$26	$74	$2,282

Nine months ended
March 31, 2017

Allowance for loan losses:
Beginning balance	$1,171	$967	$6	$78	$20	$61	$2,303
Charge-offs	(100)	-	-	-	(28)	-	(128)
Recoveries	30	-	-	8	12	-	50
Provision (credit)	260	129	2	(6)	58	(7)	436
Ending Balance	$1,361	$1,096	$8	$80	$62	$54	$2,661

Nine months ended
March 31, 2016

Allowance for loan losses:
Beginning balance	$1,091	$906	$5	$41	$26	$106	$2,175
Charge-offs	(71)	(620)	-	-	(39)	-	(730)
Recoveries	36	165	-	9	14	-	224
Provision (credit)	67	545	2	6	25	(32)	613
Ending Balance	$1,123	$996	$7	$56	$26	$74	$2,282

Further information pertaining to the allowance for loan losses at March 31, 2017 and June 30, 2016 is as follows:

	Residential	Commercial	Residential		Consumer
At March 31, 2017	Real Estate	Real Estate	Construction	Commercial	and Other	Unallocated	Total
	(in thousands)
Amount of allowance for loan losses for impaired loans	$8	$-	$-	$-	$-	$-	$8

Amount of allowance for loan losses for non-impaired loans	$1,353	$1,096	$8	$80	$62	$54	$2,653

Impaired loans	$1,929	$1,583	$-	$11	$-	$-	$3,523

Non-impaired loans	$213,004	$63,411	$1,294	$11,745	$698	$-	$290,152

At June 30, 2016

Amount of allowance for loan losses for impaired loans	$29	$-	$-	$-	$-	$-	$29

Amount of allowance for loan losses for non-impaired loans	$1,142	$967	$6	$78	$20	$61	$2,274

Impaired loans	$2,129	$2,597	$-	$16	$-	$-	$4,742

Non-impaired loans	$195,230	$41,242	$853	$9,783	$691	$-	$247,799

NOTE 10 – Stock-Based Incentive Plan

At the annual meeting of stockholders on February 17, 2017, stockholders of the Company approved the PB Bancorp, Inc. 2017 Stock-Based Incentive Plan (the “Incentive Plan”). Under the Incentive Plan, the Company may grant up to 453,267 stock options and 181,306 shares of restricted stock to its employees, officers and directors for an aggregate amount of up to 634,573 shares of the Company’s common stock for issuance upon the grant or exercise of awards. Both incentive stock options and non-statutory stock options may be granted under the Incentive Plan.

On March 30, 2017, the Company awarded 392,330 options to purchase the Company’s common stock and 147,750 shares of restricted stock. Stock option awards were granted with an exercise price equal to the market price of the Company’s stock at the date of grant ($10.15) with a maximum term of ten years.

Both stock option and restricted stock awards granted to date vest at 20% per year beginning on the first anniversary of the date of the grant.

Stock options are considered common stock equivalents for the purpose of computing earnings per share on a diluted basis. Restricted stock awards have non-forfeitable dividend rights, and are considered participating securities outstanding for the purpose of computing basic earnings per share.

The Company has recorded share-based compensation expense related to outstanding stock option and restricted stock awards based upon the fair value at the date of grant over the vesting period of such awards on a straight-line basis. The fair value of each restricted stock allocation, based on the market price at the date of grant, is recorded to unearned stock awards. Compensation expense related to unearned restricted shares is amortized to compensation and benefits expense over the vesting period of the restricted stock awards, adjusted by actual forfeitures. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing method which includes several assumptions such as volatility, expected dividends, expected term and risk-free rate for each stock option award. The Company recorded share-based compensation expense in connection with the stock option and restricted stock awards for the three and nine months ended March 31, 2017 of $2,000.

The weighted-average fair value of stock options granted on March 30, 2017 using the Black-Scholes option pricing method was $1.89 per share. Assumptions used to determine the weighted-average fair value of stock options granted were as follows:

Dividend yield	1.18%
Expected volatility	17.13%
Risk-free rate	2.21%
Expected life in years	6.5
Fair value	$1.89

NOTE 11 – Accumulated Other Comprehensive Income (Loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the consolidated balance sheets, such items are components of accumulated other comprehensive income (loss).

The components of accumulated other comprehensive loss and related tax effects are as follows:

	March 31,	June 30,
	2017	2016
	(in thousands)
Net unrealized loss on securities available-for-sale	$(508)	$(213)
Tax effect	177	70
Accumulated other comprehensive loss	$(331)	$(143)

NOTE 12 – FAIR VALUE MEASUREMENTS

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s assets carried at fair value for March 31, 2017.

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

Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Subsequent to inception, management only changes Level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalization and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows. Level 3 assets consisted of available-for-sale auction-rate trust preferred securities (ARPs).  The Company had difficulty identifying market prices of comparable instruments for ARPs due to the inactive market. As a result, the Company modified its methodology as of July 31, 2009 for determining the fair value of the ARPs classified as Level 3, and used the quoted market values of the underlying collateral preferred shares, adjusted for the higher yield (dividend) earned by the Company through the Class A certificates compared with the nominal rate (dividend) available to a direct owner of the collateral preferred shares, with the resulting estimated fair value not to exceed par. All dividends are current. The Company has the ability and intent to hold these securities for the time necessary to collect the expected cash flows.

The Company’s impaired loans and other real estate owned are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based upon appraisals of similar properties obtained from a third party and adjusted by management as needed.

The Company did not have any transfers of assets between levels of the fair value hierarchy during the nine months ended March 31, 2017.

The following summarizes assets measured at fair value on a recurring basis at March 31, 2017 and June 30, 2016:

At March 31, 2017	Total Fair
	Value	Level 1	Level 2	Level 3
Securities available-for-sale:	(in thousands)
U.S. government and government-sponsored securities	$4,990	$-	$4,990	$-
Corporate bonds and other securities	5,385	-	5,385	-
U.S. Government-sponsored and guaranteed mortgage-backed securities	37,887	-	37,887	-
Non-agency mortgage-backed securities	3,975	-	3,975	-
Equity securities	10,000	-	-	10,000
Total	$62,237	$-	$52,237	$10,000

At June 30, 2016

Securities available-for-sale:
U.S. government and government-sponsored securities	$5,285	$-	$5,285	$-
Corporate bonds and other securities	4,975	-	4,975	-
U.S. Government-sponsored and guaranteed mortgage-backed securities	45,724	-	45,724	-
Non-agency mortgage-backed securities	4,452	-	4,452	-
Equity securities	10,000	-	-	10,000
Total	$70,436	$-	$60,436	$10,000

There was no change in level 3 assets measured at fair value for the three and nine months ended March 31, 2017 and 2016.

(in thousands)
Beginning balance, June 30, 2016	$10,000
Unrealized losses included in other comprehensive income	-
Ending balance, March 31, 2017	$10,000

					Total Losses	Total Losses
					for the three	for the nine
At March 31, 2017	Total Fair				months ended	months ended
	Value	Level 1	Level 2	Level 3	March 31, 2017	March 31, 2017
	(in thousands)
Impaired loans	$698	$-	$-	$698	$-	$8
Other real estate owned	356	-	-	356	-	43
	$1,054	$-	$-	$1,054	$-	$51

					Total Losses	Total Losses
					for the three	for the nine
At March 31, 2016	Total Fair				months ended	months ended
	Value	Level 1	Level 2	Level 3	March 31, 2016	March 31, 2016
	(in thousands)
Impaired loans	$1,020	$-	$-	$1,020	$-	$647
Other real estate owned	111	-	-	111	-	28
	$1,131	$-	$-	$1,131	$-	$675

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

There were no liabilities measured at fair value on a recurring or non-recurring basis at March 31, 2017 or June 30, 2016.

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

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, as of March 31, 2017 and June 30, 2016:

	March 31, 2017
	Carrying	Fair Value Hierarchy			Total Fair
	Amount	Level 1	Level 2	Level 3	Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$5,010	$5,010	$-	$-	$5,010
Securities available-for-sale	62,237	-	52,237	10,000	62,237
Securities held-to-maturity	117,239	-	118,092	-	118,092
Federal Home Loan Bank stock	4,267	-	-	4,267	4,267
Loans, net	292,247	-	-	291,749	291,749
Accrued interest receivable	1,154	-	-	1,154	1,154

Financial liabilities:
Deposits	360,608	-	-	362,154	362,154
Mortgagors' escrow accounts	1,654	-	-	1,654	1,654
Federal Home Loan Bank advances	60,240	-	61,379	-	61,379
Securities sold under agreements to repurchase	1,813	-	1,813	-	1,813
Accrued interest payable	101	-	-	101	101

	June 30, 2016
	Carrying	Fair Value Hierarchy			Total Fair
	Amount	Level 1	Level 2	Level 3	Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$5,133	$5,133	$-	$-	$5,133
Securities available-for-sale	70,436	-	60,436	10,000	70,436
Securities held-to-maturity	144,343	-	147,217	-	147,217
Federal Home Loan Bank stock	3,819	-	-	3,819	3,819
Loans, net	251,344	-	-	255,346	255,346
Accrued interest receivable	1,216	-	-	1,216	1,216

Financial liabilities:
Deposits	356,066	-	-	357,497	357,497
Mortgagors' escrow accounts	2,657	-	-	2,657	2,657
Federal Home Loan Bank advances	53,900	-	56,045	-	56,045
Securities sold under agreements to repurchase	2,359	-	2,359	-	2,359
Accrued interest payable	114	-	-	114	114

NOTE 13 – Subsequent Events

On April 5, 2017, the Board of Directors of PB Bancorp, Inc. declared a cash dividend of $0.04 a share for all stockholders of record as of April 19, 2017, which is payable on May 3, 2017.

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

The contractual amounts of outstanding commitments were as follows:

	March 31,	June 30,
	2017	2016
	(in thousands)
Commitments to extend credit:
Loan commitments	$6,817	$4,714
Unadvanced construction loans	12,965	2,590
Unadvanced lines of credit	12,804	13,396
Standby letters of credit	695	395
Outstanding commitments	$33,281	$21,095

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses changes in the financial condition at March 31, 2017 and June 30, 2016 and results of operations for the three and nine months ended March 31, 2017 and 2016, and should be read in conjunction with the Company’s Consolidated Financial Statements (unaudited) and the notes thereto, appearing in Part I, Item 1 of this quarterly report. These financial statements should be read in conjunction with the 2016 Consolidated Financial Statements and notes thereto included in PB Bancorp, Inc.’s Annual Report on Form 10-K filed with the SEC on September 26, 2016.

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

Our net income increased $333,000, to $635,000, or $0.09 per basic and diluted share for the three months ended March 31, 2017, compared to net income of $302,000, or $0.04 per basic and diluted share for the three months ended March 31, 2016. This was due primarily to increases in net interest income of $373,000, or 14.0% to $3.0 million for the three months ended March 31, 2017 from $2.7 million for the three months ended March 31, 2016 and non-interest income of $147,000, or 27.5% to $681,000, for the three months ended March 31, 2017 from $534,000 for the three months ended March 31, 2016.  There was no provision for loan losses for the three months ended March 31, 2017 and 2016. Total non-interest expense remained essentially unchanged at $2.8 million for the three months ended March 31, 2017 and 2016. Income tax expense increased $156,000 to $235,000 for the three months ended March 31, 2017 from $79,000 for the three months ended March 31, 2016.

Net income increased $1.0 million, to $1.7 million, or $0.23 per basic and diluted share for the nine months ended March 31, 2017, compared to net income of $730,000, or $0.10 per basic and diluted share for the nine months ended March 31, 2016. This was due primarily to increases in net interest income of $1.1 million, or 14.3% to $8.9 million for the nine months ended March 31, 2017 from $7.8 million for the nine months ended March 31, 2016 and non-interest income of $362,000, or 17.0% to $2.5 million for the nine months ended March 31, 2017 from $2.1 million for the nine months ended March 31, 2016.  In addition, the provision for loan losses decreased $177,000, or 28.9% to $436,000 for the nine months ended March 31, 2017 from $613,000 for the nine months ended March 31, 2016. Total non-interest expense increased $165,000, or 2.0% to $8.6 million for the nine months ended March 31, 2017 from $8.5 million for the nine months ended March 31, 2016. Income tax expense increased $478,000 to $611,000 for the nine months ended March 31, 2017 from $133,000 for the nine months ended March 31, 2016.

An increase in interest rates will present us with a challenge in managing our interest rate risk. As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, which can result in interest expense increasing more rapidly than increases in interest income as interest rates increase. Therefore, increases in interest rates may adversely affect our net interest income, which in turn would likely have an adverse effect on our results of operations. As described in “Market Risk,” we expect that our net interest income and our net portfolio value would decrease as a result of an instantaneous increase in interest rates. We use a variety of strategies to help manage interest rate risk, as described in “Market Risk”.

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

Comparison of Financial Condition at March 31, 2017 and June 30, 2016

Assets

Total assets were $511.3 million at March 31, 2017, an increase of $8.7 million, or 1.7%, from $502.6 million at June 30, 2016. Cash and cash equivalents decreased $123,000, or 2.4%, to $5.0 million at March 31, 2017 compared to $5.1 million at June 30, 2016. Investments in held-to-maturity securities decreased $27.1 million, or 18.8%, to $117.2 million at March 31, 2017 compared to $144.3 million at June 30, 2016 and investments in available-for-sale securities decreased $8.2 million, or 11.6%, to $62.2 million at March 31, 2017 compared to $70.4 million at June 30, 2016. Net loans outstanding increased $40.9 million, or 16.3%, to $292.2 million at March 31, 2017 from $251.3 million at June 30, 2016. The increase in loans was primarily due to a $17.6 million, or 8.9%, increase in residential real estate loans to $214.9 million at March 31, 2017 from $197.4 million at June 30, 2016. Commercial real estate loans increased $21.2 million, or 48.3%, to $65.0 million at March 31, 2017 from $43.8 million at June 30, 2016. Commercial loans increased $2.0 million, or 20.0%, to $11.8 million at March 31, 2017 from $9.8 million at June 30, 2016. With increased loan demand, we have been using excess cash to fund loan originations instead of investing in securities. During the nine months ended March 31, 2017, the Company purchased an additional $2.5 million of bank-owned life insurance.

Allowance for Loan Losses

The table below indicates the relationship between the allowance for loan losses, total loans outstanding and non-performing loans at March 31, 2017 and June 30, 2016. For additional information, see “Comparison of Operating Results for the three and nine months ended March 31, 2017 and 2016 – Provision for Loan Losses.”

	March 31,	June 30,
	2017	2016
	(Dollars in thousands)
Allowance for loan losses	$2,661	$2,303
Total loans	294,908	253,647
Non-performing loans	4,457	4,260
Allowance/total loans	0.90%	0.91%
Allowance/non-performing loans	59.7%	54.1%

Liabilities

Total liabilities increased $9.8 million, or 2.3%, to $427.3 million at March 31, 2017 from $417.5 million at June 30, 2016. Total deposits increased $4.5 million, or 1.3%, to $360.6 million at March 31, 2017 from $356.1 million at June 30, 2016. We experienced an increase in non-interest-bearing deposits of $3.3 million, or 5.1% to $69.0 million at March 31, 2017 compared to $65.7 million at June 30, 2016. Interest-bearing deposits increased $1.2 million, or 0.4% to $291.6 million at March 31, 2017 compared to $290.4 million at June 30, 2016. Total Federal Home Loan Bank borrowings increased $6.3 million, or 11.8%, to $60.2 million at March 31, 2017 from $53.9 million at June 30, 2016. Securities sold under agreements to repurchase decreased $546,000, or 23.1% to $1.8 million at March 31, 2017 compared to $2.4 million at June 30, 2016. Mortgagors’ escrow accounts decreased $1.0 million, or 38.1% to $1.6 million at March 31, 2017 compared to $2.6 million at June 30, 2016.

Stockholders’ Equity

Total stockholders’ equity decreased $1.0 million, or 1.2% to $84.1 million at March 31, 2017 from $85.1 million at June 30, 2016. We had $1.7 million of net income during the nine months ended March 31, 2017. The Company repurchased 197,000 shares for $2.1 million during the most recent quarter ended March 31, 2017. Dividends paid during the nine months ended March 31, 2017 were $709,000.

Comparison of Operating Results for the Three and Nine months ended March 31, 2017 and 2016

Interest and Dividend Income. Interest and dividend income increased $374,000, or 10.8% to $3.8 million for the three months ended March 31, 2017 compared to $3.5 million for the three months ended March 31, 2016. The average balance of interest-earning assets increased $17.7 million, or 3.8% to $485.9 million for the three months ended March 31, 2017 from $468.2 million for the three months ended March 31, 2016. The average yield on interest-earning assets increased to 3.21% for the three months ended March 31, 2017 from 2.98% for the three months ended March 31, 2016.

Interest income on loans increased $385,000, or 16.0% to $2.8 million for the three months ended March 31, 2017 compared to $2.4 million for the three months ended March 31, 2016. This was due to an increase in average loans outstanding which was partially offset by a decrease in yield. The average balance of loans increased $49.3 million, or 20.7% to $288.1 million for the three months ended March 31, 2017 from $238.8 million for the three months ended March 31, 2016. The yield on average loans decreased 13 basis points to 3.93% for the three months ended March 31, 2017 from 4.06% for the three months ended March 31, 2016, due to continued repayments of higher-yielding loans and originating newer loans in a lower interest rate environment.

Interest income on investments increased $10,000, or 1.0% to $1.0 million for the three months ended March 31, 2017 compared to $1.0 million for the three months ended March 31, 2016. This was due to a decrease in the average balance of investments of $17.5 million, or 8.5% to $189.1 million for the three months ended March 31, 2017 from $206.6 million for the three months ended March 31, 2016. This was partially offset by an increase in yield of 23 basis points to 2.24% for the three months ended March 31, 2017 from 2.01% for the three months ended March 31, 2016.

Interest and dividend income increased $1.1 million, or 10.6% to $11.3 million for the nine months ended March 31, 2017 compared to $10.2 million for the nine months ended March 31, 2016. The average balance of interest-earning assets increased $29.0 million, or 6.4% to $481.9 million for the nine months ended March 31, 2017 from $452.9 million for the nine months ended March 31, 2016. The average yield on interest-earning assets increased to 3.13% for the nine months ended March 31, 2017 from 3.01% for the nine months ended March 31, 2016.

Interest income on loans increased $866,000, or 12.1% to $8.0 million for the nine months ended March 31, 2017 compared to $7.2 million for the nine months ended March 31, 2016. This was due to an increase in average loans outstanding which was partially offset by a decrease in yield. The average balance of loans increased $37.2 million, or 16.0% to $270.5 million for the nine months ended March 31, 2017 from $233.3 million for the nine months ended March 31, 2016. The yield on average loans decreased 13 basis points to 3.96% for the nine months ended March 31, 2017 from 4.09% for the nine months ended March 31, 2016, due to continued repayments of higher-yielding loans and originating newer loans in a lower interest rate environment.

Interest income on investments increased $213,000, or 7.1% to $3.2 million for the nine months ended March 31, 2017 compared to $3.0 million for the nine months ended March 31, 2016. This was due to an increase in yield of 21 basis points to 2.14% for the nine months ended March 31, 2017 from 1.93% for the nine months ended March 31, 2016. The average balance of investments decreased $6.8 million, or 3.3 % to $200.9 million for the nine months ended March 31, 2017 from $207.8 million for the nine months ended March 31, 2016.

Interest Expense. Interest expense increased by $1,000, or 0.1%, to $797,000 for the three months ended March 31, 2017 from $796,000 for the three months ended March 31, 2016. Total average interest-bearing liabilities increased $13.1 million, or 3.8% to $357.3 million for the three months ended March 31, 2017 compared to $344.2 million for the three months ended March 31, 2016. The cost of average interest-bearing liabilities decreased to 0.90% for the three months ended March 31, 2017 compared to 0.93% for the three months ended March 31, 2016.

Interest expense on deposits decreased by $18,000, or 4.0%, to $435,000 for the three months ended March 31, 2017 from $453,000 for the three months ended March 31, 2016. Interest expense on time deposits decreased $19,000, or 5.5%, to $326,000 for the three months ended March 31, 2017 from $345,000 for the three months ended March 31, 2016, due to a decrease in average time deposits of $2.8 million. Our interest expense on deposits has benefited from a shift in higher-rate time deposits to lower-rate non-maturity accounts. The cost of interest-bearing deposits decreased to 0.60% for the three months ended March 31, 2017 from 0.63% for the three months ended March 31, 2016 reflecting the continued low interest rate environment.

Interest expense on borrowings increased by $19,000, or 5.6%, to $361,000 for the three months ended March 31, 2017 from $342,000 for the three months ended March 31, 2016. The rate paid on borrowings decreased 19 basis points to 2.26% for the three months ended March 31, 2017 from 2.45% for the three months ended March 31, 2016. Average borrowings increased $8.6 million, or 15.3%, to $64.9 million for the three months ended March 31, 2017 from $56.3 million for the three months ended March 31, 2016. Average Federal Home Loan Bank advances increased $9.0 million, or 17.1%, to $61.5 million for the three months ended March 31, 2017 from $52.5 million for the three months ended March 31, 2016. The average rate on Federal Home Loan Bank advances decreased 24 basis points to 2.38% for the three months ended March 31, 2017 from 2.62% for the three months ended March 31, 2016. Average other borrowed money decreased $388,000, or 10.3%, to $3.4 million for the three months ended March 31, 2017 from $3.8 million for the three months ended March 31, 2016. The average rate on other borrowed money increased 1 basis point to 0.12% for the three months ended March 31, 2017 from 0.11% for the three months ended March 31, 2016.

Interest expense decreased by $28,000, or 1.2%, to $2.4 million for the nine months ended March 31, 2017 and March 31, 2016. The decrease in interest expense was due to a decrease in the cost of interest-bearing liabilities of two basis points to 0.90% for the nine months ended March 31, 2017 from 0.92% for the nine months ended March 31, 2016. Total average interest-bearing liabilities increased $3.5 million, or 1.0% to $354.3 million for the nine months ended March 31, 2017 compared to $350.8 million for the nine months ended March 31, 2016.

Interest expense on deposits decreased by $63,000, or 4.5%, to $1.3 million for the nine months ended March 31, 2017 from $1.4 million for the nine months ended March 31, 2016. Interest expense on time deposits decreased $61,000, or 5.7%, to $1.0 million for the nine months ended March 31, 2017 from $1.1 million for the nine months ended March 31, 2016, due to a decrease in average time deposits of $5.6 million. Our interest expense on deposits has benefited from a shift in higher-rate time deposits to lower-rate non-maturity accounts. The cost of interest-bearing deposits decreased to 0.61% for the nine months ended March 31, 2017 from 0.64% for the nine months ended March 31, 2016 reflecting the continued low interest rate environment.

Interest expense on borrowings increased by $35,000, or 3.4%, to $1.1 million for the nine months ended March 31, 2017 from $1.0 million for the nine months ended March 31, 2016. The rate paid on borrowings decreased six basis points to 2.28% for the nine months ended March 31, 2017 from 2.34% for the nine months ended March 31, 2016. Average total other borrowed money increased $3.4 million, or 5.8%, to $62.7 million for the nine months ended March 31, 2017 from $59.3 million for the nine months ended March 31, 2016. This was due to an increase in average Federal Home Loan Bank advances of $4.7 million, or 8.9%, to $58.0 million for the nine months ended March 31, 2017 from $53.3 million for the nine months ended March 31, 2016. The average rate on Federal Home Loan Bank advances decreased 13 basis points to 2.46% for the nine months ended March 31, 2017 from 2.59% for the nine months ended March 31, 2016.

Net Interest Income. Net interest income increased $373,000, or 14.0%, to $3.0 million for the three months ended March 31, 2017 from $2.7 million for the three months ended March 31, 2016. Our interest rate spread increased to 2.31% for the three months ended March 31, 2017 from 2.05% for the three months ended March 31, 2016 and our net interest-earning assets increased $4.5 million, or 3.7%. Our net interest margin increased to 2.54% for the three months ended March 31, 2017 from 2.30% for the three months ended March 31, 2016.

Net interest income increased $1.1 million, or 14.3%, to $8.9 million for the nine months ended March 31, 2017 from $7.8 million for the nine months ended March 31, 2016. Our interest rate spread increased to 2.23% for the nine months ended March 31, 2017 from 2.09% for the nine months ended March 31, 2016 and our net interest-earning assets increased $25.5 million, or 25.0%. Our net interest margin increased to 2.47% for the nine months ended March 31, 2017 from 2.29% for the nine months ended March 31, 2016.

Provision for Loan Losses. There was no provision for loan losses during the three months ended March 31, 2017 and 2016.

The provision for loan losses decreased $177,000, or 28.9% to $436,000 for the nine months ended March 31, 2017 compared to $613,000 for the nine months ended March 31, 2016. The provision for loan losses for the nine months ended March 31, 2017 was related to the growth in total loans of $41.1 million, or 16.3% during the nine months ended March 31, 2017. The provision for loan losses for the nine months ended March 31, 2016 was due to net charge-offs of $506,000 and loan growth of $14.2 million, or 6.3% for the nine months ended March 31, 2016.

Non-interest Income. Non-interest income increased $147,000, or 27.5%, to $681,000 for the three months ended March 31, 2017 compared to $534,000 for the three months ended March 31, 2016. This was primarily due to an increase in gain on sales of other real estate owned of $77,000 for the three months ended March 31, 2017. Net commissions from brokerage service increased $21,000, or 72.4% to $50,000 for the three months ended March 31, 2017 from $29,000 for the three months ended March 31, 2016. There were no other-than-temporary write-downs of investment securities during the three months ended March 31, 2017, compared to $45,000 for the three months ended March 31, 2016.

Non-interest income increased $362,000, or 17.0%, to $2.5 million for the nine months ended March 31, 2017 compared to $2.1 million for the nine months ended March 31, 2016. This was primarily due to legal settlement income of $521,000 during the nine months ended March 31, 2017 relating to a security previously written off. This was partially offset by a decrease in gain on sales of other real estate owned of $243,000 to $109,000 for the nine months ended March 31, 2017 compared to $352,000 for the nine months ended March 31, 2016. There were no other-than-temporary write-downs of investment securities during the nine months ended March 31, 2017, compared to $84,000 for the nine months ended March 31, 2016. Income from bank-owned life insurance increased $61,000, or 29.8% to $266,000 for the nine months ended March 31, 2017 from $205,000 for the nine months ended March 31, 2016 as the Company purchased $2.5 million in additional bank-owned life insurance during the nine months ended March 31, 2017.

Non-interest Expense. Non-interest expense remained essentially unchanged at $2.8 million for the three months ended March 31, 2017 and March 31, 2016. Salaries and benefits expense increased $111,000, or 6.9% to $1.7 million for the three months ended March 31, 2017 from $1.6 million for the three months ended March 31, 2016. Occupancy and equipment expense increased by $16,000, or 5.2%, to $323,000 for the three months ended March 31, 2017 compared to $307,000 for the three months ended March 31, 2016. All other non-interest expense, consisting primarily of data processing expense, Federal Deposit Insurance Corporation deposit insurance, professional fees and marketing expense decreased by $96,000, or 10.6%, to $810,000 for the three months ended March 31, 2017 from $906,000 for the three months ended March 31, 2016. This was primarily due to a decrease in FDIC insurance of $100,000 during the three months ended March 31, 2017.

Non-interest expense increased $165,000, or 2.0% to $8.6 million for the nine months ended March 31, 2017 from $8.5 million for the nine months ended March 31, 2016. Salaries and employee benefits expense increased by $318,000, or 6.6% to $5.1 million for the nine months ended March 31, 2017 compared to $4.8 million for the nine months ended March 31, 2016. Occupancy and equipment expense increased by $13,000, or 1.4%, to $933,000 for the nine months ended March 31, 2017 compared to $920,000 for the nine months ended March 31, 2016. All other non-interest expense, consisting primarily of data processing expense, Federal Deposit Insurance Corporation deposit insurance, professional fees and marketing expense decreased by $166,000, or 6.1%, to $2.6 million for the nine months ended March 31, 2017 from $2.7 million for the nine months ended March 31, 2016. This was primarily due to decreases in FDIC insurance of $174,000 and other real estate owned expense of $32,000, partially offset by an increase in data processing expense of $119,000.

Income Tax Expense. Income tax expense increased by $156,000 to $235,000 for the three months ended March 31, 2017 from $79,000 for the three months ended March 31, 2016, due to a $489,000 increase in income before tax expense, partially offset by an increase in non-taxable bank-owned life insurance income and certain dividend income. Our effective tax rate was 27.0% for the three months ended March 31, 2017 compared to 20.7% for the three months ended March 31, 2016.

Income tax expense increased by $478,000 to $611,000 for the nine months ended March 31, 2017 from $133,000 for the nine months ended March 31, 2016, due to a $1.6 million increase in income before tax expense, partially offset by an increase in non-taxable bank-owned life insurance income and certain dividend income. Our effective tax rate was 26.0% for the nine months ended March 31, 2017 compared to 15.4% for the nine months ended March 31, 2016. Tax expense is based on a year-to-date basis at a forecasted effective rate. The effective tax rates differed from the statutory tax rate of 34% primarily due to the dividends-received deduction applicable to certain securities in our investment portfolio, tax-exempt municipal income and non-taxable bank-owned life insurance income.

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

	For the Three Months Ended March 31,
	2017			2016
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Income/Expense	Cost	Balance	Income/Expense	Cost
Interest-earning assets:	(Dollars in thousands)
Investment securities	$189,119	$1,045	2.24%	$206,593	$1,035	2.01%
Loans	288,140	2,794	3.93%	238,818	2,409	4.06%
Other earning assets	8,616	4	0.19%	22,783	25	0.44%
Total interest-earning assets	485,875	3,843	3.21%	468,194	3,469	2.98%
Non-interest-earning assets	32,014			29,685
Total assets	$517,889			$497,879

Interest-bearing liabilities:
NOW accounts	$84,559	82	0.39%	$84,440	83	0.40%
Savings accounts	79,388	18	0.09%	72,991	16	0.09%
Money market accounts	19,384	9	0.19%	18,599	9	0.19%
Time deposits	109,077	326	1.21%	111,853	345	1.24%
Total interest-bearing deposits	292,408	435	0.60%	287,883	453	0.63%
FHLB advances	61,499	361	2.38%	52,500	342	2.62%
Other borrowed money	3,382	1	0.12%	3,770	1	0.11%
Total other borowed money	64,881	362	2.26%	56,270	343	2.45%
Total interest-bearing liabilities	357,289	797	0.90%	344,153	796	0.93%
Non-interest-bearing demand deposits	70,787			74,265
Other non-interest-bearing liabilities	4,346			3,435
Capital accounts	85,467			76,026
Total liabilities and capital accounts	$517,889			$497,879

Net interest income		$3,046			$2,673
Interest rate spread			2.31%			2.05%
Net interest-earning assets	$128,586			$124,041
Net interest margin			2.54%			2.30%
Average earning assets to average interest-bearing liabilities			135.99%			136.04%

	For the Nine Months Ended March 31,
	2017			2016
	Average	Interest/	Yield/	Average	Interest/	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
Interest-earning assets:	(Dollars in thousands)
Investment securities	$200,937	$3,221	2.14%	$207,786	$3,008	1.93%
Loans	270,533	8,040	3.96%	233,298	7,174	4.09%
Other earning assets	10,460	63	0.80%	11,873	53	0.59%
Total interest-earning assets	481,930	11,324	3.13%	452,957	10,235	3.01%
Non-interest-earning assets	31,551			29,173
Total assets	$513,481			$482,130

Interest-bearing liabilities:
NOW accounts	$84,019	249	0.39%	$86,996	256	0.39%
Savings accounts	78,266	54	0.09%	70,648	50	0.09%
Money market accounts	19,071	27	0.19%	18,131	26	0.19%
Time deposits	110,225	1,001	1.21%	115,798	1,062	1.22%
Total interest-bearing deposits	291,581	1,331	0.61%	291,573	1,394	0.64%
FHLB advances	57,999	1,071	2.46%	53,282	1,035	2.59%
Other borrowed money	4,715	4	0.11%	5,987	5	0.11%
Total other borrowed money	62,714	1,075	2.28%	59,269	1,040	2.34%
Total interest-bearing liabilities	354,295	2,406	0.90%	350,842	2,434	0.92%
Non-interest-bearing demand deposits	70,484			69,285
Other non-interest-bearing liabilities	3,280			2,107
Capital accounts	85,422			59,896
Total liabilities and capital accounts	$513,481			$482,130

Net interest income		$8,918			$7,801
Interest rate spread			2.23%			2.09%
Net interest-earning assets	$127,635			$102,115
Net interest margin			2.47%			2.29%
Average earning assets to average interest-bearing liabilities			136.03%			129.11%

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

	For the Three Months Ended March 31, 2017
	Compared to the Three Months Ended March 31, 2016
	Increase (Decrease) Due to change in
INTEREST INCOME	Rate	Volume	Net
	(In thousands)

Investment securities	$407	$(397)	$10
Loans	(468)	853	385
Other interest-earning assets	(10)	(11)	(21)
TOTAL INTEREST INCOME	(71)	445	374

INTEREST EXPENSE

NOW accounts	(2)	1	(1)
Savings accounts	1	1	2
Money market accounts	(1)	1	-
Time deposits	(9)	(10)	(19)
FHLB advances	(157)	176	19
Other borrowed money	-	-	-
TOTAL INTEREST EXPENSE	(168)	169	1
CHANGE IN NET INTEREST INCOME	$97	$276	$373

	For the Nine Months Ended March 31, 2017
	Compared to the Nine Months Ended March 31, 2016
	Increase (Decrease) Due to change in

INTEREST INCOME	Rate	Volume	Net
	(In thousands)

Investment securities	$364	$(151)	$213
Loans	(368)	1,234	866
Other interest-earning assets	20	(10)	10
TOTAL INTEREST INCOME	16	1,073	1,089

INTEREST EXPENSE

NOW accounts	3	(10)	(7)
Savings accounts	(2)	6	4
Money market accounts	-	1	1
Time deposits	(10)	(51)	(61)
FHLB advances	(74)	110	36
Other borrowed money	-	(1)	(1)
TOTAL INTEREST EXPENSE	(83)	55	(28)
CHANGE IN NET INTEREST INCOME	$99	$1,018	$1,117

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

Net interest income at-risk measures the risk of a decline in earnings due to potential short-term and long- term changes in interest rates. The table below represents an analysis of our IRR as measured by the estimated changes in NII, resulting from an instantaneous and sustained parallel shift in the yield curve (+100 and +200 basis points) at March 31, 2017 and June 30, 2016.

Net Interest Income At-Risk

	Estimated Increase (Decrease)	Estimated Increase (Decrease)
Change in Interest Rates	in NII	in NII
(Basis Points)	March 31, 2017	June 30, 2016

+ 200	(2.72%)	(2.83%)
+ 100	(0.14%)	0.31%
- 100	(3.56%)	(3.14%)

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

The tables below set forth, at March 31, 2017, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve based on information produced by an external consultant. This data is for Putnam Bank only and does not include any yield curve changes in the assets of PB Bancorp, Inc.

				NPV as a Percentage of Present
				Value of Assets (3)
		Estimated Increase (Decrease) in
Change in		NPV			Increase
Interest Rates	Estimated				(Decrease)
(basis points) (1)	NPV (2)	Amount	Percent	NPV Ratio (4)	(basis points)

+300	$58,225	$(18,192)	-23.81%	12.90%	(258)
+200	$65,123	$(11,294)	-14.78%	13.99%	(149)
+100	$71,717	$(4,700)	-6.15%	14.94%	(53)
0	$76,417	$-	0.00%	15.48%	0
-100	$77,729	$1,312	1.72%	15.37%	(11)

_____________________

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV ratio represents NPV divided by the present value of assets.

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

Liquidity

The term liquidity refers to the ability of the Company and the Bank to meet current and future short-term financial obligations. The Company and the Bank further define liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses. Liquidity management is both a daily and long-term function of business management. The Bank’s primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, and Federal Home Loan Bank of Boston borrowings. The Bank can borrow funds from the Federal Home Loan Bank of Boston based on eligible collateral of loans and securities. The Bank had Federal Home Loan Bank of Boston borrowings as of March 31, 2017 of $60.2 million, with unused borrowing capacity of $49.5 million. The Bank has an internal limit of wholesale borrowings to total assets ratio of 30.0%. As of March 31, 2017, the ratio of wholesale borrowings to total assets was 12.0%.

The Bank’s primary investing activities are the origination of loans and the purchase of investment securities. During the nine months ended March 31, 2017, the Bank’s loan originations net of principal collections were $26.8 million compared to $8.0 million as of March 31, 2016. There were no security purchases during the nine months ended March 31, 2017 compared to $41.0 million for the nine months ended March 31, 2016. Loan purchases were $15.2 million for the nine months ended March 31, 2017 compared to $9.1 million in loan purchases for the nine months ended March 31, 2016.

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

Certificates of deposit totaled $108.4 million at March 31, 2017. The Bank relies on competitive rates, customer service and long-standing relationships with customers to retain deposits. Based on the Bank’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict with certainty future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

Effective January 1, 2015, federal banking regulations changed with regard to minimum capital requirements for community banking institutions. The regulations require a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5%, a minimum ratio of Tier 1 capital to risk-weighted assets of 6% and a minimum leverage ratio of 4% for all banking organizations. Additionally, community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital, Tier 1 capital or Total capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonuses. The capital conservation buffer will be phased in over three years, beginning on January 1, 2016, with an initial phase-in amount of 0.625%. Also, certain new deductions from and adjustments to regulatory capital will be phased in over several years. Management believes that the Bank’s capital levels will remain characterized as “well-capitalized” throughout the phase in periods.  Due to our asset size, the Company is not subject to capital requirements.

As of March 31, 2017, the most recent notification from the Federal Reserve Bank of Boston, categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes would change our category. The following table shows the Bank’s required minimum capital ratios in order to be considered well-capitalized and the actual capital ratios as of March 31, 2017 and June 30, 2016.

	Required	Actual	Actual
March 31, 2017	Ratio	Amount	Ratio
		(in thousands)
Tier 1 Leverage	5.00%	$61,630	12.31%
Common Equity Tier 1 Capital	6.50	61,630	19.35
Tier 1 Risk-based Capital	8.00	61,630	19.35
Total Capital	10.00	64,331	20.20

June 30, 2016

Tier 1 Leverage	5.00%	$59,739	12.23%
Common Equity Tier 1 Capital	6.50	59,739	20.95
Tier 1 Risk-based Capital	8.00	59,739	20.95
Total Capital	10.00	62,067	21.77

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

For the nine months ended March 31, 2017, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Part II. – OTHER INFORMATION

Item 1. Legal Proceedings – Not applicable

Item 1A. Risk Factors – Not applicable to smaller reporting companies

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) Not applicable

b) Not applicable

c) The following table shows the Company’s repurchase of its common stock for the three months ended March 31, 2017.

			Total Number of
			Shares Purchased	Maximum Number of
			as Part of Publicly	Shares that May Yet Be
	Total Number of	Average Price	Announced Plans	Purchased Under Plans
Period	Shares Purchased	Paid per Share	or Programs (1)	or Programs (1)
January 1, 2017 through January 31, 2017	-----	-----	-----	394,020
February 1, 2017 through February 28, 2017	-----	-----	-----	394,020
March 1, 2017 through March 31, 2017	197,000	$10.53	197,000	197,020
	197,000	$10.53	197,000	197,020

(1)	On January 18, 2017, the Company adopted a stock repurchase program. Under the repurchase program, the Company may repurchase up to 394,020 shares of its common stock. The repurchase program permits shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The repurchase program has no expiration date.

Item 3. Defaults Upon Senior Securities – Not applicable

Item 4. Mine Safety Disclosures – Not Applicable

Item 5. Other Information - Not Applicable

Item 6. Exhibits

Exhibits

31.1	Chief Executive Officer Certification pursuant to 17 CFR 240.13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification pursuant to 17 CFR 240.13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.
101	The following materials from PB Bancorp’s Quarterly Report on Form 10-Q for the three months ended March 31, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PB BANCORP, INC.
(Registrant)

Date: May 12, 2017	/s/ Thomas A. Borner
Thomas A. Borner
President and Chief Executive Officer

Date: May 12, 2017	/s/ Robert J. Halloran, Jr.
Robert J. Halloran, Jr.
Executive Vice President, Chief Financial
Officer and Treasurer

