Form 10-K
period 2017-06-30
PB Bancorp, Inc.
filed 2017-09-25
CIK 1652106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2017

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

The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Common Stock of PB Bancorp, Inc. as of December 31, 2016 ($9.90) was $65.6 million.

As of August 31, 2017, there were 7,776,769 shares outstanding of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

1. Proxy statement for the 2017 Annual Meeting of Stockholders (Part II and III)

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

As a result of the Conversion, all share and per share information prior to January 7, 2016 has been revised to reflect the 1.1907-to-one exchange ratio. Such revised financial information presented in this Form 10-K is derived from the consolidated financial statements of PSB Holdings, Inc. and its subsidiaries.

PB Bancorp, Inc. also owns investment securities valued at $9.5 million as of June 30, 2017. We have not engaged in any significant business activity other than owning the common stock of Putnam Bank and investing in marketable securities. Our executive office is located at 40 Main Street, Putnam, Connecticut 06260, and our telephone number is (860) 928-6501.

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

According to SNL Financial, from 2010 to 2017, the population of Windham County decreased by 2.1%, while New London County’s population decreased 1.2%.  At the same time, the population of the state of Connecticut increased by 0.4%, while the United States’ population increased by 5.3%.  During the same period, the number of households in Windham County declined slightly and was relatively unchanged in New London County and increased slightly in Connecticut. Comparatively, the number of households increased on a nationwide basis.  In 2017, per capita income and median household income for Windham County equaled $29,250 and $60,624, respectively.  In the same year, per capita income and median household income for New London County equaled $36,951 and $69,770, respectively.  These compare to 2017 per capita income measures for the state of Connecticut and the United States of $41,916 and $31,459, respectively, and 2017 median household income measures for the state of Connecticut and the United States of $73,426 and $57,462, respectively.

Windham County has a diversified mix of industry groups and employment sectors, including education/healthcare/social services, services and wholesale/retail trade.  According to SNL Financial, these three sectors comprise approximately 65% of the employment base in Windham County.  The same three sectors also comprise approximately 65% of the employment base in New London County.

Windham County’s June 2017 unemployment rate of 5.5% was higher than the New London County and Connecticut respective unemployment rates of 4.9% and 5.1%, which were all higher than the comparable national unemployment rate of 4.5%.  Notably, the unemployment rates for Connecticut, Windham County, and New London County for June 2017 have all decreased relative to their June 2016 unemployment rates of 5.4%, 5.7%, and 5.4%, respectively. Similarly, the United States unemployment rate for June 2017 was lower relative to its June 2016 unemployment rate of 5.1%.

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

As of June 30, 2016, based on the Federal Deposit Insurance Corporation’s annual Summary of Deposits Report (the most current data available), our market share of Federal Deposit Insurance Corporation-insured deposits represented 18.0% of deposits in Windham County, giving us the third largest market share out of ten financial institutions with offices in that county as of that date, and 1.5% of deposits in New London County, giving us the 11th largest market share out of 15 financial institutions with offices in that county as of that date.

 Lending Activities

Historically, our principal lending activity has been the origination of first mortgage loans for the purchase or refinancing of one-to-four family residential real estate. Historically, we have sold the majority of longer-term, fixed-rate loans (other than bi-weekly loans) in the secondary market. However, the additional capital raised in the offering has permitted us to retain longer term, fixed-rate loans in our portfolio.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio at the dates indicated.

	At June 30,
	2017		2016		2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate Loans:
Residential (1)	$225,745	72.53%	$197,359	78.15%	$178,989	79.40%	$184,380	79.54%	$187,116	79.88%
Commercial	71,558	22.99	43,839	17.36	41,637	18.47	43,315	18.69	42,747	18.25
Residential construction	1,000	0.32	853	0.34	763	0.34	1,575	0.68	1,706	0.73
Commercial	12,123	3.89	9,799	3.88	3,327	1.48	1,904	0.82	1,980	0.84
Consumer and other	829	0.27	691	0.27	701	0.31	627	0.27	707	0.30

Total loans	311,255	100.00%	252,541	100.00%	225,417	100.00%	231,801	100.00%	234,256	100.00%

Net deferred loan costs	1,317		1,106		804		705		608
Allowance for loan losses	(2,780)		(2,303)		(2,175)		(2,380)		(2,693)

Loans, net	$309,792		$251,344		$224,046		$230,126		$232,171

(1)       Residential real estate loans include one-to-four family mortgage loans, second mortgages, and home equity lines of credit.

Loan Portfolio Maturities and Yields. The following table summarizes the final maturities of our loan portfolio at June 30, 2017. This table does not reflect scheduled principal payments, unscheduled prepayments, or the ability of certain loans to reprice prior to maturity dates. Demand loans, and loans having no stated repayment schedule, are reported as being due in one year or less.

	Residential Real Estate		Commercial Real Estate		Residential Construction		Commercial		Consumer and Other		Total Loans
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years
Ending After June 30, 2017
One year or less	$418	5.75%	$1,095	5.07%	$1,000	3.98%	$779	6.34%	$106	6.10%	$3,398	5.16%
More than one to five years	5,480	4.20	8,167	4.81	-	0.00	4,764	4.80	723	4.40	19,134	4.62
More than five years	219,847	3.73	62,296	4.55	-	0.00	6,580	4.72	-	0.00	288,723	3.93

Total	$225,745	3.75%	$71,558	4.59%	$1,000	3.98%	$12,123	4.86%	$829	4.62%	$311,255	3.99%

The following table sets forth the scheduled repayments of fixed and adjustable rate loans at June 30, 2017 that are contractually due after June 30, 2018.

	Fixed	Adjustable	Total
	(In thousands)
Real Estate Loans:
Residential	$137,658	$87,669	$225,327
Commercial	31,448	39,015	70,463
Commercial	10,366	978	11,344
Consumer and other	723	-	723

Total	$180,195	$127,662	$307,857

At June 30, 2017, the total amount of loans that had fixed interest rates was $182.1 million, and the total amount of loans that had floating or adjustable interest rates was $129.2 million.

Residential Real Estate Loans. Our primary lending activity consists of the origination of one-to-four family residential real estate loans that are primarily secured by properties located in Windham and New London Counties, Connecticut. At June 30, 2017, $225.7 million, or 72.5% of our loan portfolio, consisted of one-to-four family residential real estate loans. At June 30, 2017, our residential real estate loans included $8.1 million of second mortgages and $9.2 million of home equity lines of credit. Generally, one-to-four family residential real estate loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%. We will not make loans with a loan-to-value ratio in excess of 100% for one-to-four family residential real estate loans. Fixed rate real estate loans generally are originated for terms of 10 to 30 years. Generally, all fixed rate residential real estate loans are underwritten according to Fannie Mae policies and procedures. Included in the increase in residential real estate were purchases of $27.4 million in loans during the fiscal year ended June 30, 2017.

At June 30, 2017, $71.7 million, or 31.8%, of our residential real estate loans were bi-weekly real estate loans. Bi-weekly real estate loans are loans that require payments to be made every two weeks, thus shortening the duration of the loan. The borrower is required to maintain a deposit account with us for automatic withdrawal of the mortgage payment.

Historically, we have sold the majority of longer-term, fixed-rate loans (other than bi-weekly loans) in the secondary market. However, the additional capital raised in the offering will permit us to retain longer term, fixed-rate loans in our portfolio. We originated $33.3 million of fixed rate one-to-four family residential loans during the year ended June 30, 2017, of which $5.8 million were sold in the secondary market.

We also offer adjustable rate mortgage loans for one-to-four family properties, with an interest rate based on the one-year Constant Maturity Treasury Bill Index, which adjusts annually from the outset of the loan or which adjusts annually after a three-, five-, seven-, or ten-year initial fixed rate period. We originated $6.3 million of adjustable rate one-to-four family residential loans during the year ended June 30, 2017, of which $334,000 were sold in the secondary market. Our adjustable rate mortgage loans generally provide for maximum rate adjustments of 100 basis points per adjustment, with a lifetime maximum adjustment up to 6% above the initial rate, regardless of the initial rate. Our adjustable rate real estate loans amortize over terms of up to 30 years.

Adjustable rate real estate loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks because, as interest rates increase, the monthly or bi-weekly payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the value of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents and, therefore, the effectiveness of adjustable rate real estate loans may be limited during periods of rapidly rising interest rates. At June 30, 2017, $87.9 million, or 38.9%, of our one-to-four family residential loans had adjustable rates of interest.

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

All residential real estate loans that we originate include “due-on-sale” clauses, which give us the right to declare a loan immediately due and payable if, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid. Regulations limit the amount that a savings association may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal of the property at the time the loan is originated. All borrowers are required to obtain title insurance. We also require homeowner’s insurance and fire and casualty insurance and, where circumstances warrant, flood insurance, on properties securing real estate loans. At June 30, 2017, our largest residential real estate loan had a principal balance of $1.1 million and was secured by a 1-4 family residence located in Rhode Island. At June 30, 2017, this loan was performing in accordance with its original terms.

At June 30, 2017, second mortgages and lines of credit totaled $17.3 million, or 7.7% of our residential real estate loans and 5.6% of total loans. Additionally, at June 30, 2017, the unadvanced amounts of home equity lines of credit totaled $9.6 million. The underwriting standards utilized for second mortgages and home equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. Second mortgages are offered with fixed rates of interest and with terms of up to 15 years. The loan-to-value ratio for a home equity loan is generally limited to 80%. However, we offer special programs to borrowers, who satisfy certain underwriting criteria, with loan-to-value ratios of up to 100%. Our home equity lines of credit have adjustable rates of interest which are indexed to the prime rate, as reported in The Wall Street Journal.

Commercial Real Estate Loans. We originate commercial real estate loans, including multi-family real estate loans. These loans are generally secured by one-to-four family non-owner occupied investment properties, multi-family real estate of 20 units or less, small commercial and industrial owner and non-owner occupied properties, hotels, non-owner occupied condominiums and commercial and industrial vacant land.  The security for these loans is primarily located in our primary market area. At June 30, 2017, commercial mortgage loans totaled $71.6 million, or 23.0% of total loans. Our commercial real estate underwriting policies provide that such real estate loans may be made in amounts of up to 80% of the appraised value of the property provided such loan complies with our current loans-to-one-borrower limit, which at June 30, 2017 was $9.9 million. Our commercial real estate loans may be made with terms of up to five years with 20-year amortization schedules and are offered with interest rates that are fixed or that adjust periodically and are generally indexed to the prime rate as reported in The Wall Street Journal or to Federal Home Loan Bank advance rates. In reaching a decision on whether to make a commercial real estate loan, we consider the net operating income of the property, the borrower’s expertise and credit history, and the profitability of the value of the underlying property. In addition, with respect to commercial real estate rental properties, we will also consider the term of the lease and the quality of the tenants. We generally require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.25x. Environmental surveys are generally required for commercial real estate loans. Generally, multi-family and commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals.

A commercial borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower. We require commercial borrowers to provide annually updated financial statements and federal tax returns. These requirements also apply to all guarantors on commercial loans. We also require borrowers with rental investment property to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable. The largest commercial real estate loan in our portfolio at June 30, 2017 was a $4.9 million loan secured by buildings located on a college campus in New Hampshire, which is outside of our primary market area. At June 30, 2017, this loan was performing in accordance with its original terms.

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

Residential Construction Loans. We originate construction loans to individuals for the construction and acquisition of personal residences. At June 30, 2017, real estate construction loans totaled $1.0 million, or 0.3%, of total loans. At June 30, 2017, the unadvanced portion of these construction loans totaled $1.4 million.

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

Commercial Loans. At June 30, 2017, we had $12.1 million in commercial business loans, which amounted to 3.9% of total loans. We make such commercial loans primarily in our market area to a variety of professionals, sole proprietorships and small businesses. Commercial lending products include term loans and revolving lines of credit. Such loans are generally used for longer-term working capital purposes such as purchasing equipment or furniture. Commercial loans are made with either adjustable or fixed rates of interest. Variable rates are based on the prime rate, as published in The Wall Street Journal, plus a margin. Fixed rate commercial loans are set at a margin above the comparable Federal Home Loan Bank advance rate.

When making commercial loans, we consider the financial condition of the borrower, our lending history with the borrower, the debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral. Commercial loans are generally secured by a variety of collateral, primarily accounts receivable, inventory and equipment, and are supported by personal guarantees. Depending on the collateral used to secure the loans, commercial loans are made in amounts of up to 75% of the value of the collateral securing the loan. We generally do not make unsecured commercial loans.

Commercial loans generally have greater credit risk than residential real estate loans. Unlike residential real estate loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans generally are made on the basis of the borrower’s ability to repay the loan from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. Further, any collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We seek to minimize these risks through our underwriting standards. At June 30, 2017, our largest commercial loan was a $2.8 million loan secured by business assets located outside our primary market area. This loan was performing according to its original terms at June 30, 2017.

Consumer and Other Loans. We offer a limited range of consumer loans, principally to Putnam Bank customers residing in our primary market area with acceptable credit ratings. Our consumer loans generally consist of loans on new and used automobiles, loans secured by deposit accounts and unsecured personal loans. Consumer loans totaled $829,000, or 0.3% of our total loan portfolio, at June 30, 2017.

Origination, Purchase, Sale and Servicing of Loans. Lending activities are conducted primarily by our loan personnel operating at our eight branch offices and one loan origination center. All loans originated by us are underwritten pursuant to our policies and procedures. We originate both adjustable rate and fixed rate loans. Our ability to originate fixed or adjustable rate loans is dependent upon the relative customer demand for such loans, which is affected by current and expected future levels of market interest rates. Loans purchased during the fiscal year ended June 30, 2017 included $27.4 million one-to-four family residential loans. The Bank performs its own underwriting analysis before purchasing a loan and, therefore, believes there should not be a greater risk of default on these obligations compared to loans the Bank originates itself. However, generally in a purchased loan, the Bank does not service the loan and thus is subject to the policies and practices of the originating lender with regard to pursuing collections and foreclosure proceedings.

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

At June 30, 2017, Putnam Bank was servicing loans in the amount of $25.9 million. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.

During the fiscal year ended June 30, 2017, we originated $39.6 million of one-to-four family loans, of which we retained $33.5 million. We recognize at the time of sale, the cash gain or loss on the sale of the loans based on the difference between the net cash proceeds received and the carrying value of the loans sold.

Loan Approval Procedures and Authority. The board of directors establishes the lending policies and loan approval limits of Putnam Bank. Loan officers generally have the authority to originate real estate loans, consumer loans and commercial loans up to amounts established for each lending officer. Loans in amounts above the individual authorized limits require the approval of Putnam Bank’s Credit Committee. The Credit Committee is authorized to approve all loans-to-one borrower relationships in amounts up to $750,000. Putnam Bank’s Board of Directors must approve everything that is $750,000 or greater.

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

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is generally limited, by regulation, to 15% of our stated capital and reserves. At June 30, 2017, our regulatory limit on loans to one borrower was $9.9 million. At that date, the largest aggregate amount loaned by Putnam Bank to one borrower was $5.5 million, consisting of a commercial real estate loan. This loan consisted of $4.8 million outstanding, with an unadvanced portion of $735,000 as of June 30, 2017. The loans comprising this lending relationship were performing in accordance with their original terms as of June 30, 2017.

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

Loans Past Due and Non-Performing Assets.  Loans are reviewed on a regular basis.  Management determines that a loan is impaired or non-performing when it is probable at least a portion of the loan will not be collected in accordance with the original terms due to a deterioration in the financial condition of the borrower or the value of the underlying collateral, if the loan is collateral dependent.  When a loan is determined to be impaired, the measurement of the loan in the allowance for loan losses is based on present value of expected future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Non-accrual loans are loans in which collectability is questionable and therefore interest on such loans will no longer be recognized on an accrual basis. All loans that become 90 days or more delinquent are placed on non-accrual status unless the loan is well secured and in the process of collection. When loans are placed on non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received on a cash basis or cost recovery method.  At June 30, 2017, we had non-performing loans of $4.4 million and a ratio of non-performing loans to total loans of 1.4%.

Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned (“OREO”) until such time as it is sold.  When real estate is acquired through foreclosure or by deed in lieu of foreclosure, it is recorded at its fair value, less estimated costs of disposal.  If the value of the property is less than the loan, less any related specific loan loss provisions, the difference is charged against the allowance for loan losses.  Any subsequent write-down of OREO is charged against earnings.  At June 30, 2017, we had OREO of $1.8 million. Other real estate owned is included in non-performing assets.

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

	At June 30,
	2017	2016	2015	2014	2013
	(Dollars in thousands)

Non-accrual loans:
Residential real estate loans	$3,837	$3,367	$2,731	$3,977	$2,865
Commercial real estate	594	876	2,886	3,051	3,365
Commercial	-	16	22	28	-
Consumer and other	2	1	1	-	-
Total	4,433 (1)	4,260 (1)	5,640	7,056	6,230
Accruing loans past due 90 days or more:
Residential real estate loans	-	-	-	-	112
Total	-	-	-	-	112
Total non-performing loans	4,433	4,260	5,640	7,056	6,342
Other real estate owned	1,814	1,895	3,155	1,549	1,665
Total non-performing assets	6,247	6,155	8,795	8,605	8,007
Troubled debt restructurings in compliance with restructured terms	2,245 (2)	2,709 (2)	2,154	839	2,159
Troubled debt restructurings and total non-performing assets	$8,492	$8,864	$10,949	$9,444	$10,166

Total non-performing loans to total loans	1.42%	1.69%	2.50%	3.04%	2.71%
Total non-performing assets to total assets	1.19%	1.22%	1.86%	1.87%	1.76%
Total non-performing assets and
troubled debt restructurings to total assets	1.62%	1.76%	2.31%	2.05%	2.24%

(1)	The gross interest income that would have been reported if the non-accrual loans had performed in accordance with their original terms was $196,000 for the year ended June 30, 2017. Actual income recognized on these loans was $79,000 for the year ended June 30, 2017.
(2)	The gross interest income that would have been reported if the troubled debt restructurings had performed in accordance with their original terms was $108,000 for the year ended June 30, 2017. Actual income recognized on these loans was $21,000 for the year ended June 30, 2017.

Total non-performing assets remained relatively unchanged at $6.2 million at June 30, 2017 and June 30, 2016. Non-performing assets as of June 30, 2017 consisted of $1.8 million of other real estate owned, which reflects the repossession of a three-lot residential development project at a carrying value of $118,000, a one-to-four family residential home at a carrying value of $208,000, non-owner occupied commercial real estate with a carrying value of $345,000, a commercial building at a carrying value of $81,000, commercial land with a carrying value of $418,000, three lots in a recreational park at a carrying value of $87,000, and 202.5 acres of land with a carrying value of $557,000. Also included in non-performing assets at June 30, 2017 was $4.4 million in non-performing loans. These loans consisted of 29 residential loans totaling $3.8 million, five commercial real estate loans totaling $594,000 and two consumer loans for $2,000. Non-performing assets as of June 30, 2016 consisted of $1.9 million of other real estate owned, which reflects the repossession of a five-lot residential development project at a carrying value of $197,000, a one-to-four family condominium unit at a carrying value of $156,000, non-owner occupied commercial real estate with a carrying value of $399,000, a commercial building at a carrying value of $81,000, commercial land with a carrying value of $418,000, three lots in a recreational park at a value of $87,000, and 202.5 acres of land with a carrying value of $557,000. Also included in non-performing assets at June 30, 2016 was $4.3 million in non-performing loans. These loans consisted of 26 residential loans totaling $3.4 million, six commercial real estate loans totaling $876,000, one commercial loan for $16,000 and one consumer loan for $1,000.

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

The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For
	60-89 Days Past Due		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At June 30, 2017
Residential real estate	4	$349	4	$455	8	$804
Total	4	$349	4	$455	8	$804

At June 30, 2016
Residential real estate	-	$-	6	$437	6	$437
Commercial real estate	-	-	1	62	1	62
Total	-	$-	7	$499	7	$499

At June 30, 2015
Residential real estate	2	$193	3	$755	5	$948
Commercial real estate	-	-	7	2,316	7	2,316
Total	2	$193	10	$3,071	12	$3,264

At June 30, 2014
Residential real estate	4	$571	6	$1,497	10	$2,068
Commercial real estate	2	383	6	2,208	8	2,591
Total	6	$954	12	$3,705	18	$4,659

At June 30, 2013
Residential real estate	3	$195	10	$1,844	13	$2,039
Commercial real estate	-	-	17	2,876	17	2,876
Total	3	$195	27	$4,720	30	$4,915

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

On the basis of management’s review of our assets, at June 30, 2017 we classified $6.0 million of our loans as substandard and no loans as doubtful. Of these loans, $4.3 million were considered non-performing and included in the table of non-performing assets. At June 30, 2017, $1.1 million of our loans were designated as special mention, and none of our assets were classified as loss.

The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

Allowance for Loan Losses

Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in our loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. We identify and establish specific loss allowances on impaired loans, establish general valuation allowances on the remainder of our loan portfolio and establish an unallocated portion to reflect losses resulting from the inherent imprecision involved in the loss analysis process. Once a loan becomes delinquent or otherwise identified as impaired, we may establish a specific loan loss allowance based on a review of among other things, expected cash flows, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions and delinquency trends. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. The portions of loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary based on changing economic conditions. The allowance for loan losses as of June 30, 2017 was maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

In addition, the Federal Reserve Board and the Connecticut Department of Banking, as an integral part of their examination process, periodically review our allowance for loan losses. These agencies may require that we recognize additions to the allowance based on their judgment of information available to them at the time of examination.

The following table sets forth activity in our allowance for loan losses for the years indicated.

	Year Ended June 30,
	2017	2016	2015	2014	2013
	(Dollars in thousands)

Balance at beginning of year	$2,303	$2,175	$2,380	$2,693	$2,913
Provision for loan losses	548	663	535	55	770
Charge-offs:
Residential real estate	(100)	(102)	(98)	(200)	(307)
Commercial real estate	-	(625)	(879)	(199)	(806)
Residential construction	-	-	-	-	(9)
Commercial	(11)	-	-	-	-
Consumer and other	(32)	(45)	(44)	(52)	(56)
Total charge-offs	(143)	(772)	(1,021)	(451)	(1,178)
Recoveries:
Residential real estate	46	44	45	37	77
Commercial real estate	-	165	211	-	84
Residential construction	-	-	-	5	5
Commercial	10	12	12	14	4
Consumer and other	16	16	13	27	18
Total recoveries	72	237	281	83	188
Net charge-offs	(71)	(535)	(740)	(368)	(990)
Balance at end of year	$2,780	$2,303	$2,175	$2,380	$2,693

Ratios:
Allowance for loan losses to non-performing loans at end of year	62.71%	54.06%	38.57%	33.73%	42.46%
Allowance for loan losses to total loans outstanding at the end of the year	0.89%	0.91%	0.96%	1.02%	1.15%
Net charge-offs to average loans outstanding	0.03%	0.23%	0.32%	0.16%	0.40%

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

	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)

At June 30, 2017
Residential real estate (1)	$1,365	49.10%	72.85%
Commercial loans (2)	1,240	44.61	26.88
Consumer and other	86	3.09	0.27
Unallocated	89	3.20	-
Total allowance for loan losses	$2,780	100.00%	100.00%

At June 30, 2016
Residential real estate (1)	$1,177	51.11%	78.49%
Commercial loans (2)	1,045	45.37	21.24
Consumer and other	20	0.87	0.27
Unallocated	61	2.65	-
Total allowance for loan losses	$2,303	100.00%	100.00%

At June 30, 2015
Residential real estate (1)	$1,096	50.39%	79.74%
Commercial loans (2)	947	43.54	19.95
Consumer and other	26	1.20	0.31
Unallocated	106	4.87	-
Total allowance for loan losses	$2,175	100.00%	100.00%

At June 30, 2014
Residential real estate (1)	$1,292	54.29%	80.22%
Commercial loans (2)	919	38.61	19.51
Consumer and other	24	1.01	0.27
Unallocated	145	6.09	-
Total allowance for loan losses	$2,380	100.00%	100.00%

At June 30, 2013
Residential real estate (1)	$1,223	45.41%	80.60%
Commercial loans (2)	1,332	49.46	19.10
Consumer and other	36	1.34	0.30
Unallocated	102	3.79	-
Total allowance for loan losses	$2,693	100.00%	100.00%

(1)	Residential real estate loans include one-to-four family mortgage loans, residential construction loans, second mortgages and home equity lines of credit.
(2)	Commercial loans include commercial real estate loans and commercial loans.

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

The investment policy is consistent with our overall business and asset/liability management strategy, which focuses on sustaining adequate levels of core earnings. During the fiscal year ended June 30, 2017, we did not recognize other-than-temporary write-downs on non-agency mortgage-backed securities.

U.S. Government and government-sponsored securities. At June 30, 2017, our U.S. Government and government-sponsored securities portfolio classified as available-for-sale totaled $4.8 million, or 2.8% of total securities. At June 30, 2017, our U.S. Government and government-sponsored securities portfolio classified as held-to-maturity totaled $14.4 million, or 8.5% of total securities. While U.S. Government and government-sponsored securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes, as collateral for borrowings.

Corporate Bonds. At June 30, 2017, we had five investments in corporate single-issuer trust preferred securities (TRUPs) with a total book value of $6.0 million and total fair value of $5.6 million, or 3.3% of total securities, all of which were classified as available-for-sale. The single-issuer trust preferred investments are evaluated for other-than-temporary impairment by performing a present value of cash flows each quarter. None of the issuers have deferred interest payments or announced the intention to defer interest payments. We believe the decline in fair value is related to the spread over three-month LIBOR, on which the quarterly interest payments are based, as the spread over LIBOR being received is significantly lower than current market spreads. Management concluded the impairment of these investments was considered temporary and asserts that we do not have the intent to sell these investments and that it is more likely than not it will not have to sell the investments before recovery of their cost basis which may be at maturity.

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

At June 30, 2017, mortgage-backed securities and CMOs classified as available-for-sale totaled $39.8 million, or 23.4% of total securities. At June 30, 2017, mortgage-backed securities and CMOs classified as held-to-maturity totaled $95.2 million, or 55.9% of total securities. At June 30, 2017, 64.3% of the mortgage-backed securities were backed by adjustable rate loans and 35.7% were backed by fixed rate mortgage loans. The mortgage-backed securities portfolio had a weighted average yield of 2.60% at June 30, 2017. Investments in mortgage-backed securities involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or if such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates.

State agency and municipal obligations. At June 30, 2017, our state agency and municipal obligations portfolio classified as held-to-maturity totaled $451,000, or 0.3% of total securities.

Marketable Equity Securities. At June 30, 2017, our equity securities portfolio totaled $10.0 million, or 5.8% of total securities, all of which were classified as available-for-sale. At June 30, 2017, the portfolio consisted of auction-rate trust preferred securities (“ARP”). Auction-rate trust preferred securities are a floating rate preferred stock, on which the dividend rate generally resets every 90 days based on an auction process to reflect the yield demand for the instruments by potential purchasers. At June 30, 2017, our investments in auction-rate trust preferred securities consisted of investments in three corporate issuers. We originally purchased these securities because they represented highly liquid, tax-preferred investments secured, in most cases, by preferred stock issued or guaranteed by high quality, investment grade companies, generally other financial institutions (“collateral preferred shares”). The ARP shares, or certificates, we purchased are Class A certificates, which, among other rights, entitles the holder to priority claim on dividends paid into the trust holding the preferred shares.

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

We have the ability and intent to hold these securities for the time necessary to collect the expected cash flows.

The table below includes information on the various issuers of Auction Rate Preferred securities we own as of June 30, 2017:

Issuer	Goldman Sachs	Merrill Lynch	Bank of America
Par amount	$3,000,000	$5,000,000	$2,000,000
Book Value	$3,000,000	$5,000,000	$2,000,000
Purchase Date	12-12-07	09-04-07	11-20-07
Maturity Date	08-23-26	05-28-27	08-17-47
Next Reset Date	08-21-17	08-25-17	08-16-17
Reset Frequency	Quarterly	Quarterly	Quarterly
Failed Auction	Yes	Yes	Yes
Receiving Default Rates	Yes	Yes	Yes
Current Rate	4.58%	4.48%	4.60%
Dividends Current	Yes	Yes	Yes

Our entire auction rate preferred securities holdings as of June 30, 2017 had failed auctions for the past fiscal year.

Securities Portfolio Composition. The following tables set forth the composition of our securities portfolio, excluding Federal Home Loan Bank stock, at the dates indicated.

	At June 30,
	2017		2016		2015
	Carrying	Percent	Carrying	Percent	Carrying	Percent
	Value	of Total	Value	of Total	Value	of Total
	(Dollars in thousands)
Securities, available-for-sale:
U.S. Government and government-sponsored securities	$4,766	2.8%	$5,285	2.5%	$991	0.5%
Corporate bonds and other securities	5,578	3.3	4,975	2.3	5,204	2.5
U.S. Government-sponsored and guaranteed mortgage-backed securities	35,915	21.1	45,724	21.3	23,602	11.2
Non-agency mortgage-backed securities	3,891	2.3	4,452	2.1	5,860	2.8
Equity securities (1)	10,000	5.8	10,000	4.6	10,000	4.8
Total securities, available-for-sale	60,150	35.3	70,436	32.8	45,657	21.8
Securities, held-to-maturity:
U.S. Government and government-sponsored securities	14,411	8.5	14,689	6.8	10,199	4.8
State agency and municipal obligations	451	0.3	457	0.2
U.S. Government-sponsored and guaranteed mortgage-backed securities	95,160	55.9	129,197	60.2	153,897	73.4
Total securities, held-to-maturity	110,022	64.7	144,343	67.2	164,096	78.2

Total securities	$170,172	100.0%	$214,779	100.0%	$209,753	100.0%

At June 30, 2017, we had no investments in a single company or entity (other than the U.S. Government or an agency of the U.S. Government) that had an aggregate book value in excess of 10% or more of total stockholders’ equity.

The following table sets forth the amortized cost and estimated fair value of securities of issuers (other than direct obligations of the U.S. Government) as of June 30, 2017, that exceeded 10% of our total equity as of that date.

	At June 30, 2017

	Amortized	Estimated
	Cost	Fair Value
	(in thousands)

Fannie Mae	$56,947	$57,175

Freddie Mac	$43,076	$43,349

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at June 30, 2017 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State agency and municipal obligations as well as common and preferred stock yields have not been adjusted to a tax-equivalent basis. Certain mortgage-backed securities have interest rates that are adjustable and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. At June 30, 2017, mortgage-backed securities with adjustable rates totaled $86.8 million. At June 30, 2017, we held five securities that mature in one year or less, totaling $2.3 million.

	In One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
	(Dollars in thousands)
Securities available-for-sale:
U.S. Government and government-sponsored securities	$-	$995	$-	$3,771	$4,766
Corporate debt securities	-	-	2,807	2,771	5,578
U.S. Government-sponsored and guaranteed mortgage-backed securities	41	-	8,236	27,638	35,915
Non-agency mortgage-backed securities	-	-	-	3,891	3,891
Total debt securities	41	995	11,043	38,071	50,150
Equity securities (1)	-	-	8,000	2,000	10,000

Total securities available-for-sale	41	995	19,043	40,071	60,150

Securities held-to-maturity:
U.S. Government and government-sponsored securities	2,250	6,966	-	5,195	14,411
State agency and municipal obligations	-	-	451	-	451
U.S. Government-sponsored and guaranteed mortgage-backed securities	-	1,119	6,709	87,332	95,160
Total securities held to maturity	2,250	8,085	7,160	92,527	110,022

Total securities	$2,291	$9,080	$26,203	$132,598	$170,172
Weighted average yield	0.94%	2.01%	3.06%	2.61%	2.62%

(1)	Equity securities consist of ARPs with stated maturity dates.

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts that we offer allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on historical experience, management believes our deposits are relatively stable. However, the ability to attract and maintain money market accounts and certificates of deposit, and the rates paid on these deposits, have been and will continue to be significantly affected by market conditions. At June 30, 2017, $107.2 million, or 29.3%, of our deposit accounts were certificates of deposit, of which $39.0 million had maturities of one year or less.

The following table sets forth the average distribution of total deposit accounts, by account type, for the years indicated.

	Years Ended June 30,
	2017			2016			2015
			Weighted			Weighted			Weighted
	Average		Average	Average		Average	Average		Average
	Balance	Percent	Rate	Balance	Percent	Rate	Balance	Percent	Rate
	(Dollars in thousands)

Demand deposits	$70,283	19.53%	-%	$69,029	19.23%	-%	$55,869	15.84%	-%
NOW accounts	83,499	23.20	0.35	86,574	24.11	0.41	88,418	25.08	0.39
Regular savings	77,639	21.57	0.08	70,666	19.68	0.09	66,895	18.97	0.10
Money market accounts	18,876	5.25	0.19	18,143	5.05	0.19	18,623	5.28	0.19
Club accounts	217	0.06	0.05	209	0.06	0.05	206	0.06	0.06
	250,514	69.61	0.16	244,621	68.13	0.19	230,011	65.23	0.19
Certificates of deposit	109,390	30.39	1.29	114,454	31.87	1.23	122,626	34.77	1.25
Total	$359,904	100.00%	0.50%	$359,075	100.00%	0.52%	$352,637	100.00%	0.57%

As of June 30, 2017, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $250,000 was $12.8 million. The following table sets forth the maturity of those certificates as of June 30, 2017, in thousands.

Three months or less	$2,066
Over three through six months	809
Over six months through one year	1,043
Over one year through three years	7,128
Over three years	1,762
Total	$12,808

Borrowings. Our borrowings consist of advances from, and a line of credit with, the Federal Home Loan Bank of Boston, and securities sold under agreements to repurchase. At June 30, 2017, we had an available line of credit with the Federal Home Loan Bank of Boston in the amount of $2.4 million and access to additional Federal Home Loan Bank advances of up to $37.9 million. We also have an available line of credit with Bankers Bank Northeast in the amount of $4.0 million. There were no amounts advanced on these lines as of June 30, 2017. At June 30, 2017, retail securities sold under agreements to repurchase were $1.6 million. The following table sets forth information concerning balances and interest rates on our borrowings at the dates and for the years indicated.

	At and For The Year Ended
	June 30,
	2017	2016	2015
	(Dollars in thousands)

Maximum amount of advances outstanding at any month end during the year:
FHLB advances	$67,000	$56,980	$56,740
Securities sold under agreements to repurchase with customers	16,022	9,579	21,618
Average advances outstanding during the year:
FHLB advances	$59,747	$53,111	$53,181
Securities sold under agreements to repurchase with customers	4,018	5,621	15,212
Balance outstanding at end of year:
FHLB advances	$67,000	$53,900	$56,740
Securities sold under agreements to repurchase with customers	1,582	2,359	2,797
Weighted average interest rate during the year:
FHLB advances	2.39%	2.59%	2.68%
Securities sold under agreements to repurchase with customers	0.10	0.10	0.16
Weighted average interest rate at end of year:
FHLB advances	2.10%	2.54%	2.44%
Securities sold under agreements to repurchase with customers	0.10	0.10	0.10

Subsidiary Activities

PB Bancorp, Inc.’s only subsidiary is Putnam Bank. Putnam Bank has three subsidiaries, Windham North Properties, LLC, PSB Realty, LLC and Putnam Bank Mortgage Servicing Company. Windham North Properties, LLC is used to acquire title to selected properties on which Putnam Bank forecloses. As of June 30, 2017, Windham North Properties, LLC, owned seven such properties. PSB Realty, LLC owns a parcel of real estate located immediately adjacent to Putnam Bank’s main office. This real estate is utilized as a loan center for Putnam Bank and there are no outside tenants that occupy the premises. PSB Realty, LLC also owns the 40 High Street, Norwich branch building and real estate. Putnam Bank Mortgage Servicing Company is a qualified “passive investment company” that is intended to reduce Connecticut state taxes on interest earned on real estate loans.

Personnel

As of June 30, 2017, we had 83 full-time employees and 30 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good working relations with our employees.

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

The Company is currently open to audit under statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended June 30, 2014 through June 30, 2017. The Federal return for the tax year ended 2009 was audited in 2010. The state tax returns have not been audited for the last five years.

Federal Taxation

Method of Accounting. For federal income tax purposes, PB Bancorp, Inc. and Putnam Bank currently report their income and expenses on the accrual method of accounting and use a tax year ending June 30 for filing their federal income tax returns.

Bad Debt Reserves. Prior to the Small Business Protection Act of 1996 (the “1996 Act”), Putnam Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at our taxable income. As a result of the 1996 Act, Putnam Bank was required to use the specific charge off method in computing its bad debt deduction beginning with its 1996 federal tax return. Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve). At June 30, 2017, Putnam Bank had no reserves subject to recapture in excess of its base year reserves.

Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if Putnam Bank failed to meet certain thrift asset and definitional tests. Federal legislation has eliminated these thrift-related recapture rules. At June 30, 2017, our total federal pre-1988 base year reserve was approximately $2.3 million. However, under current law, pre-1988 base year reserves remain subject to recapture if Putnam Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.

Alternative Minimum Tax: The Internal Revenue Code of 1986, as amended (the “Code”) imposes an alternative minimum tax (AMT) at a rate of 20% on a base of regular taxable income plus certain tax preferences, which we refer to as “alternative minimum taxable income.”  The AMT is payable to the extent such alternative minimum taxable income is in excess of an exemption amount and the AMT exceeds the regular income tax.  Net operating losses can offset no more than 90% of alternative minimum taxable income.  Certain AMT payments may be used as credits against regular tax liabilities in future years.  At June 30, 2017, PB Bancorp, Inc. had $1.3 million of AMT payments and no net operating losses available for carry forward to future periods.

Net Operating Loss Carryovers. A company may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At June 30, 2017, PB Bancorp, Inc. had no remaining net operating loss carry forwards for federal income tax purposes.

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

The Connecticut corporation business tax is based on the federal taxable income before net operating loss and special deductions and makes certain modifications to federal taxable income to arrive at Connecticut taxable income.  Connecticut taxable income multiplied by the state tax rate of 9% to arrive at Connecticut income tax.  At June 30, 2017 Windham North Properties, LLC had $1.3 million of net operating losses, Putnam Bank had $77.8 million of net operating losses, PSB Holdings, Inc. had $1.0 million of net operating losses and PB Bancorp, Inc. had $200,000 of net operating losses.  These available CT net operating loss carryforwards allows the taxpayer to offset 50% of their CT taxable income.

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

Proposed Legislation – The Financial CHOICE Act of 2017

In June 2017, the U.S. House of Representatives passed the Financial CHOICE Act of 2017 (the “CHOICE Act), which is intended to repeal or amend many of the provisions of the Dodd-Frank Act. The CHOICE Act contains a broad range of legislation that primarily affect larger banks. It also contains a range of provisions that would facilitate capital raising by community banks in both mutual and stock form, and simplify the regulation and examination of community banks and mutual holding companies.

Significant provisions of the CHOICE Act, as it relates to community banks, include the following: (i) a bank of any size that maintains a leverage capital ratio of at least 10% may elect to be regulated as a “qualifying banking organization,” and thereby would be exempt from laws and regulations that address capital and liquidity requirements, capital distributions to stockholders, and the enhanced prudential standards of the Dodd-Frank Act including mandatory stress testing, resolution plans and short-term debt and leverage limit requirements, as well as other laws and regulations. Qualifying banking organizations would also be considered “well capitalized” for purposes of the prompt corrective action rules, restrictions on brokered deposits, restrictions on interstate branching and merger transactions, and other laws and regulations; (ii) the small bank holding company exemption would be increased from $1.0 billion to $10.0 billion; (iii) mutual and stock federal savings banks would be able to elect to exercise the same powers as national banks without converting charters; and (iv) the establishment of a safe-harbor from “ability to repay” requirements for mortgage loans held by a depository institution since their origination.

With respect to SEC and corporate governance compliance, the CHOICE Act reverses a number of changes required by the Dodd-Frank Act. These include: prohibiting universal proxy ballots in proxy contests; modernizing stockholder proposal thresholds; repealing the requirement that publicly traded companies disclose the ratio of median employee versus chief executive officer pay; and increasing the exemption from complying with an outside auditor’s attestation of a company’s internal financial controls to issuers with market capitalizations of up to $500 million.

Under the CHOICE Act, all federally-chartered mutual holding companies would be permitted to waive the receipt of dividends from their mid-tier holding company or savings bank subsidiaries without obtaining a member vote and without dilution to minority stockholders in the event the mutual holding company converts to stock form at a future date.

Management believes that, if enacted, the CHOICE Act would provide substantial benefits to community banks and their holding companies. There can be no assurance, however, that the CHOICE Act or any of its provisions, will be enacted into law.

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

Lending Activities. Connecticut banking laws grant banks broad lending authority. With certain limited exceptions, secured and unsecured loans to any one obligor under this statutory authority may not exceed 10.0% and 15.0%, respectively, of a bank’s equity capital and allowance for loan losses.

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

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019. Effective January 1, 2017, the capital conservation buffer was 1.25%.

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

The Federal Deposit Insurance Corporation imposes an assessment for deposit insurance on all depository institutions. Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assessed based on perceived risk to the Deposit Insurance Fund. The range of assessments for banks of less than $10 billion in assets is 1 1/2 basis points to 30 basis points of total assets less tangible capital, effective July 1, 2016. Perceived risk to the deposit insurance fund is currently determined by the FDIC using a combination of examination ratings and financial modeling designed to estimate the probability that an institution fails over a three year period.

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

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended June 30, 2017, the annualized FICO assessment was equal to 0.54 basis points of total assets less tangible capital.

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

Federal Reserve System

The Federal Reserve Board regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2017, the Federal Reserve Board’s regulations require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $115.1 million or less (which may be adjusted by the Federal Reserve Board) the reserve requirement is 3.0% and the amounts greater than $115.1 million require a 10.0% reserve (which may be adjusted annually by the Federal Reserve Board between 8.0% and 14.0%). The first $15.5 million of otherwise reservable balances (which may be adjusted by the Federal Reserve Board) are exempted from the reserve requirements. Putnam Bank is in compliance with these requirements.

Federal Home Loan Bank System

Putnam Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. Putnam Bank was in compliance with this requirement at June 30, 2017. Based on redemption provisions of the Federal Home Loan Bank of Boston, the stock has no quoted market value and is carried at cost. At its discretion, the Federal Home Loan Bank of Boston may declare dividends on the stock. The Federal Home Loan Banks are required to provide funds for certain purposes including the resolution of insolvent thrifts in the late 1980s and to contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. As a result of losses incurred, the Federal Home Loan Bank of Boston suspended and did not pay dividends in 2009 and 2010. However, the Federal Home Loan Bank of Boston resumed payment of quarterly dividends in 2011, and for the fiscal year ended June 30, 2017 paid dividends equal to an annual yield of 3.77%. There can be no assurance that such dividends will continue in the future. Further, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks also will not cause a decrease in the value of the Federal Home Loan Bank of Boston stock held by Putnam Bank.

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

In order for PB Bancorp to be regulated as savings and loan holding company by the Federal Reserve Board, rather than as a bank holding company, Putnam Bank must qualify as a “qualified thrift lender” under federal regulations or satisfy the “domestic building and loan association” test under the Internal Revenue Code. Under the qualified thrift lender test, a savings institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangible assets, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine out of each 12 month period. At June 30, 2017, Putnam Bank maintained 92.1% of its portfolio assets in qualified thrift investments and was in compliance with the qualified thrift lender requirement.

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

A deterioration in economic conditions could result in the following consequences, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations:

•	demand for our products and services may decline;

•	loan delinquencies, problem assets and foreclosures may increase;

•	collateral for loans, especially real estate, may decline in value, in turn reducing customers’ future borrowing power, and reducing the value of assets and collateral associated with existing loans; and

•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us.

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

We have increased our commercial real estate and commercial loan originations, and intend to continue to increase these types of originations. These loans involve credit risk that could adversely affect our earnings.

Commercial real estate and commercial loans generally have more risk than residential mortgage loans. Because the repayment of commercial real estate and commercial loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the real estate market or the local economy. Commercial real estate and commercial loans may also involve relatively large loan balances to individual borrowers or groups of related borrowers. A downturn in the real estate market or the local economy could adversely impact the value of properties securing the loan or the revenues from the borrower’s business thereby increasing the risk of non-performing loans. Also, many of our multi-family and commercial real estate and commercial business borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential mortgage loan. Further, unlike residential mortgages or multi-family and commercial real estate loans, commercial and industrial loans may be secured by collateral other than real estate, such as inventory and accounts receivable, the value of which may be more difficult to appraise and may be more susceptible to fluctuation in value at default. As our commercial real estate and commercial loan portfolio continues to increase, the corresponding risks and potential for losses from these loans may also increase.

Our portfolio of loans with a higher risk of loss is increasing and the unseasoned nature of our commercial loan portfolio may result in errors in judging its collectability, which may lead to additional provisions for loan losses or charge-offs, which would reduce our profits.

Our commercial loan portfolio, which includes commercial real estate and commercial business loans, has increased in recent periods. A large portion of our commercial loan portfolio was originated recently. Our limited experience with these borrowers does not provide us with a significant payment history pattern with which to judge future collectability. Further, these loans have not been subjected to unfavorable economic conditions. As a result, it is difficult to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our historical experience, which could adversely affect our future performance.

Our business strategy includes growth, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

Our business strategy includes growth in assets, deposits and the scale of our operations. Achieving such growth requires us to attract customers that currently bank at other financial institutions in our market, thereby increasing our share of the market. Our ability to successfully grow will depend on a variety of factors, including our ability to attract and retain experienced bankers, the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market area and our ability to manage our growth. Growth opportunities may not be available or we may not be able to manage our growth successfully. If we do not manage our growth effectively, our financial condition and operating results could be negatively affected.

Future changes in interest rates may reduce our profits.

Our ability to make a profit largely depends on our net interest income, which could be negatively affected by changes in interest rates. Net interest income is the difference between:

•	the interest income we earn on our interest-earning assets, such as loans and securities; and

•	the interest expense we pay on our interest-bearing liabilities, such as deposits and borrowings.

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

In addition, changes in interest rates can affect the average life of loans and mortgage-backed and related securities. A reduction in interest rates results in increased prepayments of loans and mortgage-backed and related securities, as borrowers refinance their debt to reduce their borrowing costs. This creates reinvestment risk, which is the risk that we may not be able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities. Furthermore, an inverted interest rate yield curve, where short-term interest rates (which are usually the rates at which financial institutions borrow funds) are higher than long-term interest rates (which are usually the rates at which financial institutions lend funds for fixed-rate loans) can reduce a financial institution’s net interest margin and create financial risk for financial institutions that originate longer-term, fixed rate mortgage loans.

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

At June 30, 2017, our “rate shock” analysis prepared by our third-party consultant indicates that our net portfolio value would decrease by $10.4 million if there was an instantaneous 200 basis point increase in market interest rates. However, our interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on our balance sheet or projected operating results. For further discussion of how changes in interest rates could impact us, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk.”

A continuation of the historically low interest rate environment and the possibility that we may access higher-cost funds to support our growth may adversely affect our net interest income and profitability.

In recent years it has been the policy of the Federal Reserve Board to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. Our ability to lower our interest expense may be limited at current interest rate levels while the average yield on our interest-earning assets may continue to decrease, and our interest expense may increase as we access non-core funding sources or increase deposit rates to fund our operations. A continuation of a low interest rate environment may adversely affect our net interest income, which in turn would likely have an adverse effect on our profitability.

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

Our results of operations are substantially dependent on our net interest income. At June 30, 2017, 34.4% of our assets were invested in investment securities and cash and cash equivalents. These investments yield substantially less than the loans we hold in our portfolio. While we intend to invest a greater proportion of our assets in loans with the goal of increasing our net interest income, we may not be able to increase originations of loans that are acceptable to us.

Our emphasis on one-to-four family residential mortgage loans exposes us to increased credit risks.

At June 30, 2017, $225.7 million, or 72.5% of our loan portfolio, was secured by one-to-four family real estate, which included $8.1 million of second mortgages and $9.2 million of home equity lines of credit. Recent economic conditions have resulted in declines in real estate values in our market areas.  These declines in real estate values could cause some of our mortgage and home equity lines of credit to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

Our cost of operations is high relative to our revenues.

Our noninterest expenses totaled $11.7 million for the fiscal year ended June 30, 2017 and $11.4 million for the fiscal year ended June 30, 2016. We continue to analyze our expenses and achieve efficiencies where available. Although we strive to generate increases in both net interest income and non-interest income, our efficiency ratio remains high as a result of operating expenses. Our efficiency ratio totaled 76.07% and 86.40% for the years ended June 30, 2017 and 2016, respectively.

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

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. Our allowance for loan losses was 0.89% of total loans and 62.71% of non-performing loans at June 30, 2017. Material additions to our allowance would materially decrease our net income.

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

The Dodd-Frank Act has significantly changed the current bank regulatory structure and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years. As a result, we cannot at this time predict the extent to which the Dodd-Frank Act will impact our business, operations or financial condition. However, compliance with these new laws and regulations may require us to make changes to our business and operations and will likely result in additional costs and divert management’s time from other business activities, any of which may adversely impact our results of operations, liquidity or financial condition.

We have become subject to more stringent capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or constrain us from paying dividends or repurchasing shares.

A final rule that was effective for us on January 1, 2015, includes the following capital requirements: (i) a common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from prior rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for calculating regulatory capital requirements unless a one-time opt-out is exercised. Putnam Bank has elected to opt out of the requirement under the final rule to include certain “available-for-sale” securities holdings for calculating its regulatory capital requirements. The final rule also established a “capital conservation buffer” of 2.5%, and, when fully phased in, will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution is subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that can be utilized for such actions.

We meet all of these requirements, including the full 2.5% capital conservation buffer, as of June 30, 2017.

The application of more stringent capital requirements could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy, and could limit our ability to make distributions, including paying dividends or repurchasing shares. Specifically, Putnam Bank’s ability to pay dividends is limited if it does not have the capital conservation buffer required by the new capital rules, which may further limit our ability to pay dividends to stockholders. See “Item 1. Business—Supervision and Regulation—Federal Bank Regulation—Capital Requirements.”

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

Recently adopted final regulations could restrict our ability to originate and sell loans.

The Consumer Financial Protection Bureau has issued a rule designed to clarify for lenders how they can avoid legal liability under the Dodd-Frank Act, which holds lenders accountable for ensuring a borrower’s ability to repay a mortgage. Loans that meet this “qualified mortgage” definition will be presumed to have complied with the new ability-to-repay standard. Under the rule, a “qualified mortgage” loan must not contain certain specified features, including:

•	excessive upfront points and fees (those exceeding 3% of the total loan amount, less “bona fide discount points” for prime loans);

•	interest-only payments;

•	negative amortization; and

•	terms of longer than 30 years.

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

Changes in accounting standards could affect reported earnings.

The bodies responsible for establishing accounting standards, including the Financial Accounting Standards Board, the Securities and Exchange Commission and other regulatory bodies, periodically change the financial accounting and reporting guidance that governs the preparation of our financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply new or revised guidance retroactively.

Changes in management’s estimates and assumptions may have a material impact on our consolidated financial statements and our financial condition or operating results.

In preparing this annual report as well as other periodic reports we are required to file under the Securities Exchange Act of 1934, including our consolidated financial statements, our management is and will be required under applicable rules and regulations to make estimates and assumptions as of a specified date. These estimates and assumptions are based on management’s best estimates and experience as of that date and are subject to substantial risk and uncertainty. Materially different results may occur as circumstances change and additional information becomes known. Areas requiring significant estimates and assumptions by management include other-than-temporary impairment of securities, valuation of deferred tax assets and goodwill, and our evaluation of the adequacy of our allowance for loan losses.

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

Our stock-based benefit plans will increase our expenses and reduce our income, and may dilute your ownership interests.

In February 2017, our stockholders approved the PB Bancorp, Inc. 2017 Equity Incentive Plan. Stockholders approved the issuance of 181,306 shares of common stock pursuant to restricted stock and the issuance of 453,267 shares of common stock pursuant to stock options. During fiscal 2017, we recognized $115,000 in noninterest expense relating to this stock benefit plan and we expect to incur additional expenses in the future.

We may fund the 2017 Equity Incentive Plan through open market purchases of our common stock or from the issuance of authorized but unissued shares of common stock. Our ability to repurchase shares of our common stock to fund these plans will be subject to many factors, including applicable regulatory restrictions on stock repurchases, the availability of stock in the market, the trading price of the stock, our capital levels, alternative uses for our capital and our financial performance. While our intention is to fund the new stock-based benefit plans through open market purchases, stockholders would experience a 7.5% dilution in ownership interest if newly issued shares of our common stock are used to fund all of such stock options and shares of restricted common stock.

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

We conduct substantially all of our business through our main office, seven full service branch offices and one loan origination center. We also conduct limited business operations through a “Special Needs Limited Branch” and a “Limited Services Branch”. In 2002, we began Limited Service (Mobile) Branch activities. The Limited Services (Mobile) Branch serves approximately three locations in our primary market area consisting of schools and retirement facilities. Bank personnel visit these facilities approximately once per week and, in the case of school locations, conduct deposit taking activities and, in the case of the retirement facilities, conduct deposit taking, check cashing, notary and certificate of deposit renewal activities. Set forth below is information on our office locations as of June 30, 2017. The net book value of our premises, land and equipment was approximately $3.5 million at June 30, 2017.

	Leased or		Year Acquired	Square	Net Book Value
Location	Owned		or Leased	Footage	of Real Property
					(In thousands)
Main Office:
40 Main Street	Owned		1974	14,938	$756
Putnam, Connecticut 06260

Full Service Branches:
251 Kennedy Drive	Leased		2006	473	33
Putnam, Connecticut 06260

100 Averill Road	Owned		1981	2,487	302
Pomfret Center, Connecticut 06259

125 Wauregan Road	Owned		1993	2,452	236
Danielson, Connecticut 06239

11 Pratt Road	Owned		2000	2,162	254
Plainfield, Connecticut 06374

461 Voluntown Road, Rte. 138	Leased		2005	2,600	10
Griswold, Connecticut 06351

2 Chapman Lane	Owned	(2)	2009	2,400	421
Gales Ferry, Connecticut 06335

40 High Street	Owned		2009	2,800	947
Norwich, Connecticut 06360

Loan Center:
50 Canal Street	Owned		2000	2,940	102
Putnam, Connecticut 06260

Special Needs Limited Branch (1):
Creamery Brook Retirement Village	__		__	__	__
36 Vina Lane
Brooklyn, Connecticut 06234
Total					$3,061

(1)	Our personnel are at this location for approximately two hours once a week. The facility provides a furnished room for us at no cost. Our personnel conduct limited banking activities, such as deposit-taking, check cashing, notary and certificate of deposit renewals. We began operating at this location in 2002.
(2)	The Bank owns the branch building and leases the land.

ITEM 3.	Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal proceedings arising in the ordinary course of business. At June 30, 2017, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Market under the symbol “PBBI.” At June 30, 2017, there were 7,826,769 shares outstanding in our common stock. The approximate number of holders of record of PB Bancorp, Inc.’s common stock as of September 7, 2017 was 463. Certain shares of PB Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for PB Bancorp, Inc.’s common stock for the fiscal years ended June 30, 2017 and June 30, 2016, including dividends declared for the periods. The following information with respect to closing trading prices was provided by the NASDAQ Capital Market. Information for stock prices and dividends declared prior to the conversion on January 7, 2016 have been restated to reflect the 1.1907-to-one exchange ratio.

	High	Low	Dividends
Fiscal Year Ended June 30, 2017
Fourth quarter	$10.55	$10.20	$0.040
Third quarter	10.85	9.75	$0.030
Second quarter	10.00	8.65	$0.030
First quarter	8.69	8.40	$0.030

Fiscal Year Ended June 30, 2016
Fourth quarter	$8.64	$8.35	$0.025
Third quarter	8.65	7.02	$0.025
Second quarter	8.55	7.81	$0.034
First quarter	8.52	6.60	$0.034

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

The Company has derived the following selected consolidated financial and other data in part from its consolidated financial statements. The following is only a summary and you should read it in conjunction with the Company’s consolidated financial statements and notes thereto. The information at June 30, 2017 and 2016 and for the fiscal years ended June 30, 2017 and 2016 is derived in part from the audited consolidated financial statements that appear in Item 8 of this Annual Report on Form 10-K. The information at June 30, 2015 and 2014, and 2013, and for the fiscal years ended June 30, 2015, 2014 and 2013, is derived in part from audited consolidated financial statements that do not appear in this document.

	At June 30,
	2017	2016	2015	2014	2013
	(In thousands)
Selected Financial Condition Data:

Total assets	$524,148	$502,557	$473,601	$461,039	$454,378
Cash and cash equivalents	10,173	5,133	5,326	7,335	12,793
Securities available-for-sale, at fair value	60,150	70,436	45,657	48,081	38,450
Securities held-to-maturity, at amortized cost	110,022	144,343	164,096	142,176	134,989
Loans receivable, net	309,792	251,344	224,046	230,126	232,171
Loans held-for-sale	-	-	-	100	1,037
Deposits	365,761	356,066	357,641	347,256	341,285
Borrowings	68,582	56,259	59,537	57,681	58,349
Total stockholders' equity	84,537	85,088	51,744	51,451	50,081

	For the Year Ended June 30,
	2017	2016	2015	2014	2013
	(In thousands)
Selected Operating Data:

Interest and dividend income	$15,322	$13,785	$13,574	$13,904	$15,253
Interest expense	3,184	3,224	3,608	3,999	4,794
Net interest income	12,138	10,561	9,966	9,905	10,459
Provision for loan losses	548	663	535	55	770
Net interest income after provision for
loan losses	11,590	9,898	9,431	9,850	9,689
Non-interest income	3,263	2,689	2,361	2,492	2,536
Non-interest expense	11,715	11,448	11,306	11,187	10,583
Income before income taxes	3,138	1,139	486	1,155	1,642
Income tax expense (benefit)	822	239	(65)	152	305
Net income	$2,316	$900	$551	$1,003	$1,337

	June 30,
Selected Financial Ratios and Other Data:	2017	2016	2015	2014	2013

Performance Ratios:
Return on average assets	0.45%	0.18%	0.12%	0.22%	0.30%
Return on average equity	2.72	1.36	1.06	1.98	2.66
Interest rate spread (1)	2.28	2.09	2.04	2.13	2.27
Net interest margin (2)	2.52	2.30	2.23	2.32	2.47
Non-interest expense to average assets	2.28	2.35	2.36	2.46	2.34
Efficiency ratio (3)	76.07	86.40	91.72	90.24	81.44
Basic earnings per share	$0.31	$0.12	$0.07	$0.13	$0.18
Diluted earnings per share	$0.31	$0.12	$0.07	$0.13	$0.18
Average interest-earning assets to average interest-bearing liabilities	135.84%	130.88%	122.24%	120.42%	118.55%
Dividend payout ratio	44.17%	102.00%	71.32%	-	-

Capital Ratios:
Equity to total assets at end of period	16.13%	16.93%	10.93%	11.16%	11.02%
Average equity to average assets	16.57	13.56	10.91	11.12	11.10
Total capital to risk-weighted assets	20.20	21.77	15.18	18.68	18.19
Tier 1 capital to risk-weighted assets	19.33	20.95	14.41	17.62	17.00
Common Equity Tier 1 capital to risk-weighted assets	19.33	20.95	14.41	-	-
Tier 1 capital to adjusted total assets	12.56	12.23	8.70	8.87	8.70

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	0.89%	0.91%	0.96%	1.02%	1.15%
Allowance for loan losses as a percent of non-performing loans	62.71	54.06	38.57	33.73	42.46
Net charge-offs to average outstanding loans during the period	0.03	0.23	0.32	0.16	0.40
Non-performing loans as a percent of total loans	1.42	1.69	2.50	3.04	2.71
Non-performing assets as a percent of total assets	1.19	1.22	1.86	1.87	1.76

Other Data:
Number of full-service offices	8	8	8	8	8

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	Represents non-interest expense divided by the sum of net interest income and non-interest income.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses changes in the financial condition and results of operations at and for the years ended June 30, 2017 and 2016, and should be read in conjunction with the Company’s Consolidated Financial Statements and the notes thereto, appearing in Part II, Item 8 of this Annual Report on Form 10-K.

Overview

Our profitability is highly dependent on our net interest income, which is the difference between our interest income on interest-earning assets, such as loans and securities, and our interest expense on interest-bearing liabilities, such as deposits and borrowed funds.

Our net income increased $1.4 million, or 157.3%, to $2.3 million, or $0.31 per basic and diluted share for the fiscal year ended June 30, 2017, compared to $900,000, or $0.12 per basic and diluted share for the fiscal year ended June 30, 2016. The increase was due primarily to an increase in net interest income of $1.6 million to $12.1 million for the fiscal year ended June 30, 2017 from $10.5 million for the fiscal year ended June 30, 2016.  Provision for loan loss decreased $115,000 to $548,000 for the fiscal year ended June 30, 2017 from $663,000 for the fiscal year ended June 30, 2016. Non-interest income increased $574,000 to $3.3 million for the fiscal year ended June 30, 2017 from $2.7 million for the fiscal year ended June 30, 2016 and non-interest expense increased by $267,000 to $11.7 million for the fiscal year ended June 30, 2017 from $11.4 million for the fiscal year end June 30, 2016. Income tax expense increased by $583,000 to $822,000 for the fiscal year ended June 30, 2017 from $239,000 for the fiscal year ended June 30, 2016.

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

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

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

Comparison of Financial Condition at June 30, 2017 and June 30, 2016

Assets. Total assets were $524.1 million at June 30, 2017, an increase of $21.6 million, or 4.3%, from $502.6 million at June 30, 2016. The increase was primarily due to an increase in net loans of $58.4 million during the fiscal year ended June 30, 2017. Investments in available-for-sale securities decreased $10.3 million during the fiscal year ended June 30, 2017 and investments in held-to-maturity securities decreased $34.3 million during the fiscal year ended June 30, 2017.

Cash and Cash Equivalents. Cash and cash equivalents increased $5.0 million, or 98.2% to $10.2 million at June 30, 2017 from $5.1 million at June 30, 2016.

Loans. Net loans outstanding increased $58.4 million, or 23.3%, to $309.8 million at June 30, 2017 from $251.3 million at June 30, 2016. The increase in loans was primarily due to a $28.4 million, or 14.4%, increase in residential real estate loans to $225.7 million at June 30, 2017 from $197.4 million at June 30, 2016. Included in the increase in residential real estate were purchases of $27.4 million in loans during the fiscal year ended June 30, 2017. Commercial real estate loans increased $27.7 million, or 63.2%, to $71.6 million at June 30, 2017 from $43.8 million at June 30, 2016. Commercial loans increased $2.3 million, or 23.7%, to $12.1 million at June 30, 2017 from $9.8 million at June 30, 2016

Securities. Investments in held-to-maturity securities decreased $34.3 million, or 23.8%, to $110.0 million at June 30, 2017 compared to $144.3 million at June 30, 2016, while investments in available-for-sale securities decreased $10.3 million, or 14.6%, to $60.1 million at June 30, 2017 compared to $70.4 million at June 30, 2016. The decrease in securities was used to fund net loan growth during the fiscal year ended June 30, 2017.

Deposits. Total deposits increased $9.7 million, or 2.7%, to $365.8 million at June 30, 2017 from $356.1 million at June 30, 2016. We experienced increases in demand deposits ($6.1 million, or 9.3%), NOW accounts ($1.0 million, or 1.2%) and savings accounts ($6.1 million, or 8.0%). We experienced a decrease in time deposits of ($4.0 million, or 3.6%). We believe that, in the current low interest rate environment, customers are avoiding longer-term deposits in favor of having immediate access to their funds in the event of increases in interest rates.

Borrowings. Total Federal Home Loan Bank borrowings increased $13.1 million, or 24.3%, to $67.0 million at June 30, 2017 from $53.9 million at June 30, 2016. Total securities sold under agreements to repurchase decreased $777,000, or 32.9%, to $1.6 million at June 30, 2017 from $2.4 million at June 30, 2016.

Stockholders’ Equity. Total stockholders’ equity decreased $551,000, or 0.6% to $84.5 million at June 30, 2017 from $85.1 million at June 30, 2016. The Company repurchased 211,400 shares for $2.2 million during the fiscal year ended June 30, 2017. Dividends paid during the fiscal year ended June 30, 2017 were $1.0 million. Stockholders’ equity was also increased by $2.3 million in net income for the fiscal year ended June 30, 2017.

Comparison of Operating Results for the Fiscal Years Ended June 30, 2017 and 2016

Net Income. Net income was $2.3 million, or $0.31 per basic and diluted share, for the fiscal year ended June 30, 2017 compared to $900,000 or $0.12 per basic and diluted share, for the fiscal year ended June 30, 2016.

Interest and Dividend Income. Interest and dividend income increased by $1.5 million, or 11.1%, to $15.3 million for the fiscal year ended June 30, 2017 from $13.8 million for the fiscal year ended June 30, 2016. The increase in interest and dividend income was caused by increases in income on loans, debt securities and other dividend and interest income.

Interest and dividends on investment securities increased by $154,000, or 3.8%, to $4.2 million for the fiscal year ended June 30, 2017 from $4.1 million for the fiscal year ended June 30, 2016. The increase was due to an increase in the yield on average investment securities to 2.16% for the fiscal year ended June 30, 2017 from 1.93% for the fiscal year ended June 30, 2016. This was partially offset by a decrease in average investment securities of $16.0 million, or 7.6%, to $195.6 million for the fiscal year ended June 30, 2017 from $211.6 million for the fiscal year ended June 30, 2016.

Interest income on loans increased by $1.4 million, or 14.1%, to $11.0 million for the fiscal year ended June 30, 2017 from $9.6 million for the fiscal year ended June 30, 2016. This was due to an increase in average loans of $41.4 million, or 17.5% to $278.0 million for the fiscal year ended June 30, 2017 from $236.6 million for the fiscal year ended June 30, 2016. The yield on average loans decreased 12 basis points to 3.95% for the fiscal year ended June 30, 2017 from 4.07% for the fiscal year ended June 30, 2016, due to continued repayments of higher-yielding loans and originating newer loans in a lower interest rate environment.

Interest income on other interest-earning assets, consisting primarily of excess funds invested overnight with the Federal Reserve Bank of Boston, increased $26,000, or 33.3%, to $104,000 for the fiscal year ended June 30, 2017 from $78,000 for the fiscal year ended June 30, 2016. The average balance of other interest-earning assets decreased $1.5 million, or 14.9% to $8.8 million for the fiscal year ended June 30, 2017 from $10.3 million for the fiscal year ended June 30, 2016, offset by the yield on other interest-earning assets increasing 43 basis points to 1.18% for the fiscal year ended June 30, 2017 from 0.78% for the fiscal year ended June 30, 2016.

Interest Expense. Interest expense decreased by $40,000, or 1.2%, to $3.2 million for the fiscal years ended June 30, 2017 and June 30, 2016, due to a decrease in interest expense on interest-bearing deposits.

Interest expense on interest-bearing deposits decreased by $69,000, or 3.7%, to $1.8 million for the fiscal years ended June 30, 2017 and June 30, 2016. Interest expense on time deposits decreased $62,000, or 4.4%, to $1.3 million for the fiscal year ended June 30, 2017 from $1.4 million for the fiscal year ended June 30, 2016, due to a decrease in average time deposits of $5.1 million, or 4.4% with no change in the rate we paid on time deposits of 1.22% for fiscal years ended June 30, 2017 and June 30, 2016. Interest expense on NOW accounts decreased $13,000, or 3.8%, to $328,000 for the fiscal year ended June 30, 2017 from $341,000 for the fiscal year ended June 30, 2016, due to a decrease in average NOW accounts of $3.1 million, or 3.6% with no change in the rate we paid on NOW accounts of 0.39% for fiscal years ended June 30, 2017 and June 30, 2016 Our interest expense on interest-bearing deposits has benefited from a shift in higher-rate time deposits to lower-rate non-maturity accounts. The cost of interest-bearing deposits decreased to 0.61% for the fiscal year ended June 30, 2017 from 0.63% for the fiscal year ended June 30, 2016. The decrease in yield also resulted from the continued low interest rate environment.

Interest expense on interest-bearing borrowings increased by $29,000, or 2.1%, at $1.4 million for each the fiscal years ended June 30, 2017 and 2016. Average other borrowed money decreased $1.6 million, or 28.5%, to $4.0 million for the fiscal year ended June 30, 2017 from $5.6 million for the fiscal year ended June 30, 2016. In addition, average Federal Home Loan Bank advances increased $6.6 million, or 12.5% to $59.7 million for the fiscal year ended June 30, 2017 from $53.1 million for the fiscal year ended June 30, 2016. The average rate of Federal Home Loan Bank advances decreased 23 basis points to 2.36% for the fiscal year ended June 30, 2017 from 2.59% for the fiscal year ended June 30, 2016.

Net Interest Income. Net interest income increased $1.6 million, or 14.9%, to $12.1 million for the fiscal year ended June 30, 2017 from $10.6 million for the fiscal year ended June 30, 2016. Our interest rate spread increased to 2.28% for the fiscal year ended June 30, 2017 from 2.09% for the fiscal year ended June 30, 2016, and our net interest margin increased to 2.52% for the fiscal year ended June 30, 2017 from 2.30% for the fiscal year ended June 30, 2016. Our net interest-earning assets increased $19.1 million, or 17.6%, to $127.3 million.

Provision for Loan Losses. The provision for loan losses decreased $115,000, or 17.3% to $548,000 for the fiscal year ended June 30, 2017 from $663,000 for the fiscal year ended June 30, 2016.  The decreased provision for loan losses reflects a decrease in net charge-offs of $464,000, or 86.7% to $71,000 for the fiscal year ended June 30, 2017 from $535,000 in net charge-offs for the fiscal year ended June 30, 2016, offset by an increase in loan growth year-over-year. Total past due loans 60 days and greater and still accruing remained relatively low at $804,000 at June 30, 2017 from $499,000 at June 30, 2016. The growth in total loans was $58.9 million, or 23.2% during the twelve months ended June 30, 2017. The allowance for loan losses was $2.8 million at June 30, 2017 compared to $2.3 million at June 30, 2016.  The ratio of the allowance to total loans outstanding was 0.89% as of June 30, 2017 compared to 0.91% as of June 30, 2016, and the ratio of the allowance to non-performing loans was 62.71% as of June 30, 2017 compared to 54.06% as of June 30, 2016. For further information, see “Business of Putnam Bank—Allowance for Loan Losses.”

Non-interest Income. Non-interest income increased $574,000, or 21.3%, to $3.3 million for the fiscal year ended June 30, 2017 compared to $2.7 million for the fiscal year ended June 30, 2016. This was primarily due to legal settlement income of $637,000 received during the fiscal year ended June 30, 2017 relating to securities previously written off. This was partially offset by a decrease in gains on sales of other real estate owned of $242,000 to $110,000 for the fiscal year ended June 30, 2017 compared to $352,000 for the fiscal year ended June 30, 2016. Other-than-temporary write-downs of investment securities decreased by $84,000, or 100.0% to none for the fiscal year ended June 30, 2017 compared to $84,000 for the fiscal year ended June 30, 2016. The write-downs for the fiscal year ended June 30, 2016 consisted of credit losses on non-agency mortgage-backed securities. Bank-owned life insurance income increased $84,000, or 30.9%, to $356,000 for the fiscal year ended June 30, 2017 compared to $272,000 for the fiscal year ended June 30, 2016 as the Company purchased $2.5 million in additional bank-owned life insurance during the current fiscal year. Net commissions from brokerage services increased $23,000, or 17.3%, to $156,000 for the fiscal year ended June 30, 2017 compared to $133,000 for the fiscal year ended June 30, 2016.

Non-interest Expense. Non-interest expense increased by $267,000, or 2.3%, to $11.7 million for the fiscal year ended June 30, 2017 compared to $11.4 million for the fiscal year ended June 30, 2016. Salaries and employee benefits expense increased by $501,000, or 7.7%, to $7.0 million for the fiscal year ended June 30, 2017 from $6.5 million for the fiscal year ended June 30, 2016. This increase was primarily due to salary expense increasing $273,000, or 5.6%, to $5.2 million for the fiscal year ended June 30, 2017 compared to $4.9 million for the fiscal year ended June 30, 2016, post-retirement benefits increasing $68,000 to $77,000 for the fiscal year ended June 30, 2017 compared to $9,000 for the fiscal year ended June 30, 2016, ESOP contributions increased $37,000, or 27.4%, to $173,000 for the fiscal year ended June 30, 2017 compared to $136,000 or the fiscal year ended June 30, 2016, and stock award expense was $74,000 for the fiscal year ended June 30, 2017 compared to none for the fiscal year ended June 30, 2016. Occupancy and equipment expense remained relatively unchanged at $1.2 million for both fiscal years ended June 30, 2017 and 2016. All other non-interest expense, consisting primarily of data processing expense, Federal Deposit Insurance Corporation deposit insurance, professional fees and marketing expense decreased by $238,000, or 6.4%, to $3.5 million for the fiscal year ended June 30, 2017 from $3.7 million for the fiscal year ended June 30, 2016. This was primarily due to decreases in FDIC deposit insurance of $220,000 due to a reduced cost in premium charged for coverage, write-downs of other real estate owned of $77,000 and other real estate owned expenses of $36,000. This was partially offset by an increase in data processing of $156,000.

Provision for Income Taxes. Income tax expense increased by $583,000, or 243.9%, to $822,000 for the fiscal year ended June 30, 2017 compared to $239,000 for the fiscal year ended June 30, 2016. Our effective tax rate was 26.2% for the year ended June 30, 2017, compared to 21.0% for the year ended June 30, 2016. The primary reason was an increase in income before income tax expense of $2.0 million, or 175.5%, to $3.1 million for the fiscal year ended June 30, 2017 compared to $1.1 million for the fiscal year ended June 30, 2016. The effective tax rates differed from the statutory tax rate of 34% primarily due to the dividends-received deduction applicable to certain securities in our investment portfolio, tax-exempt municipal income and non-taxable bank-owned life insurance income.

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

	For the Years Ended June 30,
	2017			2016			2015
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost	Balance	Expense	Cost
	(Dollars in thousands)
Interest earning assets:
Investment securities (1)	$195,631	$4,233	2.16%	$211,643	$4,079	1.93%	$201,909	$3,984	1.97%
Loans	278,019	10,985	3.95%	236,628	9,628	4.07%	230,600	9,543	4.13%
Other interest earning assets	8,793	104	1.18%	10,332	78	0.75%	13,876	47	0.34%
Total interest-earnings assets	482,443	15,322	3.18%	458,603	13,785	3.01%	446,385	13,574	3.04%
Non-interest-earning assets	31,486			28,831			28,745
Total assets	$513,929			$487,434			$475,130

Interest-bearing liabilities:
NOW accounts	$83,499	328	0.39%	$86,574	341	0.39%	$88,418	395	0.45%
Savings accounts	79,420	72	0.09%	72,298	67	0.09%	66,895	87	0.13%
Money market accounts	18,876	36	0.19%	18,143	35	0.19%	18,623	51	0.27%
Time deposits (2)	109,607	1,336	1.22%	114,663	1,398	1.22%	122,832	1,629	1.33%
Total interest-bearing deposits	291,402	1,772	0.61%	291,678	1,841	0.63%	296,768	2,162	0.73%
FHLB advances	59,747	1,408	2.36%	53,111	1,377	2.59%	53,181	1,421	2.67%
Other borrowed money	4,018	4	0.10%	5,621	6	0.11%	15,212	25	0.16%
Total borrowings	63,765	1,412	2.21%	58,732	1,383	2.35%	68,393	1,446	2.11%
Total interest-bearing liabilities	355,167	3,184	0.90%	350,410	3,224	0.92%	365,161	3,608	1.00%
Non-interest-bearing demand deposits	70,081			68,809			55,869
Other non-interest-bearing liabilities	3,511			2,122			2,286
Capital accounts	85,170			66,093			51,814
Total liabilities and capital accounts	$513,929			$487,434			$475,130

Net interest income		$12,138			$10,561			$9,966
Interest rate spread			2.28%			2.09%			2.04%
Net interest-earning assets	$127,276			$108,193			$81,224
Net interest margin			2.52%			2.30%			2.23%
Average earning assets to average interest-bearing liabilities			135.84%			130.88%			122.24%

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

	Years Ended June 30,			Years Ended June 30,
	2017 Compared to 2016			2016 Compared to 2015
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate	Volume	Net	Rate	Volume	Net
	(in thousands)
Interest-earning assets:
Interest and Dividend Income:
Investment securities (1)	$473	$(319)	$154	$(94)	$189	$95
Loans	(288)	1,645	1,357	(162)	247	85
Other interest-earning assets	39	(13)	26	46	(15)	31
Total interest-earning assets	224	1,313	1,537	(210)	421	211

Interest-bearing liabilities
Interest Expense:
NOW accounts	(2)	(11)	(13)	(46)	(8)	(54)
Savings accounts	(2)	7	5	(27)	7	(20)
Money Market accounts	-	1	1	(15)	(1)	(16)
Time deposits (2)	(4)	(58)	(62)	(127)	(104)	(231)
Total interest-bearing deposits	(8)	(61)	(69)	(215)	(106)	(321)
FHLB advances	(131)	162	31	(42)	(2)	(44)
Other borrowed money	-	(2)	(2)	(7)	(12)	(19)
Total borrowings	(131)	160	29	(49)	(14)	(63)
Total interest-bearing liabilities	(139)	99	(40)	(264)	(120)	(384)

Change in net interest income	$363	$1,214	$1,577	$54	$541	$595

(1)	Includes debt securities, marketable equity securities and Federal Home Loan Bank stock.
(2)	Includes certificates of deposit and club accounts.

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

Net interest income at-risk measures the risk of a decline in earnings due to potential short-term and long term changes in interest rates. The table below represents an analysis of our IRR as measured by the estimated changes in NII, resulting from an instantaneous and sustained parallel shift in the yield curve (+100 and +200 basis points and -100 basis points) at June 30, 2017 and June 30, 2016.

Net Interest Income At-Risk
	Estimated Increase (Decrease)	Estimated Increase (Decrease)
Change in Interest Rates	in NII	in NII
(Basis Points)	June 30, 2017	June 30, 2016

Stable
+200	(0.44)%	(2.83)%
+100	0.98%	0.31%
-100	(5.16)%	(3.14)%

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

The tables below set forth, at June 30, 2017, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve based on information produced by an external consultant. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. This data is for Putnam Bank only and does not include any yield curve changes in the assets of PB Bancorp, Inc.

				NPV as a Percentage of Present
				Value of Assets (3)
		Estimated Increase (Decrease) in
Change in		NPV			Increase
Interest Rates	Estimated				(Decrease)
(basis points) (1)	NPV (2)	Amount	Percent	NPV Ratio (4)	(basis points)

+300	$62,471	$(17,325)	-21.71%	13.35%	(228)
+200	$69,349	$(10,448)	-13.09%	14.38%	(126)
+100	$75,689	$(4,108)	-5.15%	15.24%	(40)
0	$79,796	$-	0.00%	15.64%	0
-100	$80,346	$549	0.69%	15.39%	(25)

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV ratio represents NPV divided by the present value of assets.

Liquidity and Capital Resources

The term “liquidity” refers to the ability of PB Bancorp, Inc. and Putnam Bank to meet current and future short-term financial obligations. PB Bancorp, Inc. and Putnam Bank further define liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses. Liquidity management is both a daily and long-term function of business management. Putnam Bank’s primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, and Federal Home Loan Bank borrowings. Putnam Bank can borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and securities. Putnam Bank had Federal Home Loan Bank borrowings as of June 30, 2017 of $67.0 million with unused borrowing capacity of $40.3 million.

The Bank’s primary investing activities are the origination of loans and the purchase of investment securities. During the fiscal year ended June 30, 2017, the Bank’s loan originations net of principal collections were $32.5 million compared to principal collections, net of loan originations of $11.8 million as of June 30, 2016. Purchases of securities totaled $48.2 million for the fiscal year ended June 30, 2016. There were no security purchases for the fiscal year ended June 30, 2017. Loan purchases were $27.4 million for the fiscal year ended June 30, 2017 compared to $18.7 million for the fiscal year ended June 30, 2016.

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

Certificates of deposit totaled $107.2 million at June 30, 2017, of which $39.0 million had maturities of one year or less. Putnam Bank relies on competitive rates, customer service and long-standing relationships with customers to retain deposits. Based on our experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with us.

PB Bancorp, Inc. is a separate legal entity from Putnam Bank and must provide for its own liquidity for its liquidity needs, such as to repurchase stock. PB Bancorp, Inc.’s primary source of liquidity is the receipt of dividends paid by Putnam Bank. At June 30, 2017, PB Bancorp, Inc. (on an unconsolidated, stand-alone basis) had liquid assets of $10.7 million.

The net proceeds from the January 2016 stock offering have significantly increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including funding loans. Our financial condition and results of operations has been enhanced by the net proceeds from the stock offering, which will increase our net interest-earning assets and net interest income. However, due to the increase in equity resulting from the net proceeds raised in the stock offering, as well as other factors associated with the stock offering, our return on equity has been adversely affected following the stock offering.

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

For the year ended June 30, 2017, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PB BANCORP, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

PB Bancorp, Inc.

We have audited the consolidated balance sheets of PB Bancorp, Inc. and Subsidiary (the “Company”) as of June 30, 2017 and 2016, and the related consolidated statements of net income, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audits included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion in the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PB Bancorp, Inc. and Subsidiary as of June 30, 2017 and 2016, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Wolf & Company, P.C.

Boston, Massachusetts
September 25, 2017

PB Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets
June 30, 2017 and 2016
(In thousands, except share data)

	2017	2016
ASSETS
Cash and due from depository institutions	$4,331	$4,753
Interest-bearing deposits with other banks	5,842	380
Cash and cash equivalents	10,173	5,133

Investments in available-for-sale securities, at fair value	60,150	70,436
Investments in held-to-maturity securities (fair value of $110,823 as of June 30, 2017 and $147,217 as of June 30, 2016)	110,022	144,343
Federal Home Loan Bank stock, at cost	4,353	3,819

Loans	312,572	253,647
Allowance for loan losses	(2,780)	(2,303)
Net loans	309,792	251,344
Premises and equipment	3,483	3,639
Accrued interest receivable	1,258	1,216
Other real estate owned	1,814	1,895
Goodwill	6,912	6,912
Bank-owned life insurance	12,555	9,699
Deferred tax asset	1,862	2,538
Other assets	1,774	1,583
Total assets	$524,148	$502,557

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$71,783	$65,700
Interest-bearing	293,978	290,366
Total deposits	365,761	356,066
Mortgagors' escrow accounts	2,850	2,657
Federal Home Loan Bank advances	67,000	53,900
Securities sold under agreements to repurchase	1,582	2,359
Other liabilities	2,418	2,487
Total liabilities	439,611	417,469

Commitments and Contingencies (Notes 9 and 11)

Stockholders' equity:
Preferred stock, 50,000,000 shares authorized, $0.01 par value, no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.01 par value; 7,826,769 and 7,880,402 shares issued and outstanding at June 30, 2017 and 2016, respectively.	78	79
Additional paid-in capital	62,243	62,837
Retained earnings	27,195	25,901
Accumulated other comprehensive loss	(117)	(143)
Unearned ESOP shares	(3,439)	(3,586)
Unearned stock awards	(1,423)	-
Total stockholders' equity	84,537	85,088
Total liabilities and stockholders' equity	$524,148	$502,557

The accompanying notes are an integral part of these consolidated financial statements.

PB Bancorp, Inc. and Subsidiary
Consolidated Statements of Net Income
Years Ended June 30, 2017 and 2016
(In thousands, except share data)

	2017	2016
Interest and dividend income:
Interest and fees on loans	$10,985	$9,628
Interest on debt securities	3,624	3,460
Dividends on marketable equity securities	456	458
Dividends on Federal Home Loan Bank stock	153	161
Other interest and dividend income	104	78
Total interest and dividend income	15,322	13,785

Interest expense:
Interest on deposits	1,772	1,841
Interest on Federal Home Loan Bank advances	1,408	1,377
Interest on securities sold under agreements to repurchase	4	6
Total interest expense	3,184	3,224
Net interest and dividend income	12,138	10,561
Provision for loan losses	548	663
Net interest and dividend income after provision for loan losses	11,590	9,898

Non-interest income:
Total other-than-temporary impairment losses on debt securities	-	(407)
Portion of losses recognized in other comprehensive income	-	323
Net impairment losses recognized in earnings	-	(84)
Fees for services	1,738	1,751
Mortgage banking activities	93	88
Net commissions from brokerage services	156	133
Bank-owned life insurance income	356	272
Gain on sales of other real estate owned	110	352
Legal settlement income	637	-
Other income	173	177
Total non-interest income	3,263	2,689

Non-interest expense:
Compensation and benefits	7,021	6,520
Occupancy and equipment	1,236	1,232
Data processing	1,016	860
LAN/ WAN network	142	148
Advertising and marketing	183	184
Regulatory assessment	24	10
Professional fees	485	436
FDIC deposit insurance	153	373
Other real estate owned	192	228
Write-down of other real estate owned	43	120
Other	1,220	1,337
Total non-interest expense	11,715	11,448

Income before income tax expense	3,138	1,139

Income tax expense	822	239
Net income	$2,316	$900

Earnings per common share:
Basic	$0.31	$0.12
Diluted	$0.31	$0.12
Weighted average common shares outstanding:
Basic	7,424,299	7,546,165
Diluted	7,425,191	7,546,165

The accompanying notes are an integral part of these consolidated financial statements.

PB Bancorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
Years Ended June 30, 2017 and 2016

	2017	2016
	(In thousands)

Net income	$2,316	$900

Other comprehensive income:
Net unrealized holding (losses) gains on available-for-sale securities	(59)	326
Reclassification adjustment for losses realized in income on available-for-sale securities (1)	-	84
Non credit portion of other-than-temporary gains (losses) on available-for-sale securities	92	(323)

Other comprehensive income before tax	33	87
Income tax expense related to other comprehensive income	(7)	(32)
Other comprehensive income net of tax	26	55

Total comprehensive income	$2,342	$955

(1)	Amount is included in net impairment losses recognized in earnings in non-interest income on the consolidated statements of net income. Income tax benefit associated with this reclassification adjustment was $29,000 for the year ended June 30, 2016.

The accompanying notes are an integral part of these consolidated financial statements.

PB Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended June 30, 2017 and 2016

				Accumulated
		Additional		Other	Unearned	Unearned
	Common	Paid-in	Retained	Comprehensive	ESOP	Stock	Treasury
	Stock	Capital	Earnings	Loss	Shares	Awards	Stock	Total
	(In thousands)

Balance at June 30, 2015	$694	$30,602	$25,919	$(198)	$(1,182)	$-	$(4,091)	$51,744

Comprehensive income	-	-	900	55	-		-	955
Cash dividends declared ($0.13 per share)	-	-	(918)	-	-		-	(918)
ESOP shares committed to be released (16,617 shares)	-	-	-	-	134		-	134
Corporate reorganization:
Conversion of PSB Holdings, Inc.	(618)	33,062	-	-	-		-	32,444
Purchase of common stock by ESOP	3	2,535	-	-	(2,538)		-	-
Treasury stock retired	-	(4,091)	-	-	-		4,091	-
Contribution of Putnam Bancorp, MHC	-	729	-	-	-		-	729

Balance at June 30, 2016	79	62,837	25,901	(143)	(3,586)	-	-	85,088

Comprehensive income	-	-	2,316	26	-	-	-	2,342
Cash dividends declared ($0.13 per share)	-	-	(1,022)	-	-	-	-	(1,022)
ESOP shares committed to be released (18,017 shares)	-	27	-	-	147	-	-	174
Common stock repurchased (211,400 shares)	(2)	(2,221)	-	-	-	-	-	(2,223)
Issuance of common stock in connection with stock option exercises (10,017 shares)	-	63	-	-	-	-	-	63
Issuance of common stock in connection with restricted stock awards (147,750 shares)	1	1,499	-	-	-	(1,500)	-	-
Share-based compensation expense	-	38	-	-	-	77	-	115

Balance at June 30, 2017	$78	$62,243	$27,195	$(117)	$(3,439)	$(1,423)	$-	$84,537

The accompanying notes are an integral part of these consolidate financial statements.

PB Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
Years Ended June 30, 2017 and 2016

	2017	2016
	(In thousands)

Cash flows from operating activities:
Net income	$2,316	$900
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of securities premiums, net	801	1,380
Impairment losses on securities	-	84
Amortization of deferred loan costs, net	185	208
Provision for loan losses	548	663
Gain on sales of other real estate owned, net	(110)	(352)
Write-down of other real estate owned	43	120
Loss on sale of premises and equipment	10	-
Depreciation and amortization - premises and equipment	328	317
Amortization - software	53	117
(Increase) decrease in accrued interest receivable and other assets	(254)	228
Income from bank-owned life insurance	(356)	(272)
(Decrease) increase in other liabilities	(69)	171
Share-based compensation expense	115	-
Deferred tax expense	669	134
ESOP expense	174	134
Net cash provided by operating activities	4,453	3,832

Cash flows from investing activities:
Purchase of available-for-sale securities	-	(31,448)
Proceeds from calls, paydowns and maturities available-for-sale securities	10,074	6,512
Purchase of held-to-maturity securities	-	(16,721)
Proceeds from calls, paydowns and maturities of held-to-maturity securities	33,765	35,254
(Purchase) redemption of Federal Home Loan Bank stock, net	(534)	1,552
Loan principal originations, net of repayments	(32,508)	(11,778)
Loan purchases	(27,420)	(18,654)
Recoveries of loans previously charged off	72	237
Purchase of bank-owned life insurance	(2,500)	-
Proceeds from sale of other real estate owned	823	3,518
Capital expenditures - premises and equipment	(182)	(193)
Capital expenditures - software	(32)	-
Net cash used in investing activities	(18,442)	(31,721)

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

PB Bancorp, Inc. and Subsidiary
Consolidated Statement of Cash Flows - (Concluded)
Years Ended June 30, 2017 and 2016

	2017	2016
	(In thousands)

Cash flows from financing activities:
Net increase (decrease) in deposit accounts	9,695	(1,575)
Net increase in mortgagors' escrow accounts	193	294
Proceeds from long-term Federal Home Loan Bank advances	29,000	-
Repayment of long-term Federal Home Loan Bank advances	(14,500)	-
Net decrease in short-term Federal Home Loan Bank advances	(1,400)	(2,840)
Net decrease in securities sold under agreements to repurchase	(777)	(438)
Net proceeds from common stock offering	-	32,444
Contribution of Putnam Bancorp, MHC	-	729
Cash dividends paid on common stock	(1,022)	(918)
Proceeds from issuance of common stock in connection with stock options exercised	63	-
Common stock repurchased	(2,223)	-
Net cash provided by financing activities	19,029	27,696

Change in cash and cash equivalents	5,040	(193)
Cash and cash equivalents at beginning of year	5,133	5,326
Cash and cash equivalents at end of year	$10,173	$5,133

Supplemental disclosures:
Cash paid during the period for:
Interest	$3,182	$3,225
Income taxes paid	131	(8)
Loans transferred to other real estate owned	675	2,026

The accompanying notes are an integral part of these consolidated financial statements.

PB Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
Years Ended June 30, 2017 and 2016

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

The Bank is a Connecticut-chartered bank that is a member of the Federal Reserve System. The Bank provides a full range of banking services to individual and small business customers located primarily in Connecticut. The Bank is subject to competition from other financial institutions throughout the region. There are no concentrations of credit to borrowers that have similar economic characteristics. The majority of the Company’s loan portfolio is comprised of loans collateralized by real estate located in the state of Connecticut.

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

Cash and due from banks as of June 30, 2017 and 2016 includes $400,000 which is subject to withdrawal and usage restrictions to satisfy the reserve requirements and target balances of Bankers Bank Northeast.

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

Trading securities are carried at fair value on the consolidated balance sheets. Unrealized holding gains and losses for trading securities are included in earnings. The Company held no securities classified as trading at June 30, 2017 and 2016.

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

Federal Home Loan Bank of Boston Stock

The Bank, as a member of the Federal Home Loan Bank (“FHLB”) system, is required to maintain an investment in capital stock of the FHLB of Boston. Based on redemption provisions, the stock has no quoted market value and is carried at cost. At its discretion, the FHLB of Boston may declare dividends on the stock. The Bank reviews for impairment based on the ultimate recoverability of the cost basis in the stock. As of June 30, 2017, no impairment has been recognized.

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

General component

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by loan segments. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; loan concentrations; trends in volume and terms of loans; changes in lending practices and procedures; changes in lending management and staff; changes in the value of underlying collateral; changes in the quality of the loan review system; national and local economic trends and conditions and the effects of other external factors. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during 2017.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

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

Other Real Estate Owned

Other real estate owned includes properties acquired through foreclosure. These properties are carried at the lower of cost or estimated fair value less estimated costs to sell. Any write-down from cost to estimated fair value required at the time of foreclosure is charged to the allowance for loan losses. Expenses incurred in connection with maintaining these assets, subsequent write-downs and gains or losses recognized upon sale are charged to earnings.

Goodwill

Goodwill is measured as the excess of the cost of a business acquisition over the sum of the amounts assigned to identifiable tangible and intangible assets acquired less liabilities assumed. Goodwill is not amortized but is reviewed for impairment annually or more frequently if circumstances warrant. The Company uses the following two-step approach for reviewing goodwill for impairment:

The first step (“Step 1”) is used to identify potential impairment, and involves comparing the reporting unit’s (the consolidated Company) estimated fair value to its carrying amount, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying amount, goodwill is not deemed to be impaired. Should the carrying amount of the reporting unit exceed its estimated fair value, an indicator of impairment is deemed to exist and a second step is performed to measure the amount of such impairment, if any. The second step (“Step 2”) involves calculating the implied fair value of goodwill. The implied fair value of goodwill is determined in a manner similar to how the amount of goodwill is determined in a business combination (i.e. by measuring the excess of the estimated fair value, as determined in Step 1, over the aggregate estimated fair values of the individual assets, liabilities, and identifiable intangibles as of the impairment testing date). If the implied fair value of goodwill exceeds the carrying amount of goodwill assigned to the reporting unit, no impairment exists. If the carrying amount of goodwill exceeds the implied fair value of the goodwill, an impairment loss is recorded in an amount equal to such excess. An impairment loss cannot exceed the carrying amount of goodwill, and the loss (write-down) establishes a new carrying amount for the goodwill. Subsequent reversal of goodwill impairment losses is not permitted. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which are dependent on internal forecasts, estimation of the long-term rate of growth, the period over which cash flows will occur, and determination of our cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions related to goodwill impairment. For the years ended June 30, 2017 and 2016, the Company had no goodwill impairment.

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

The fair values of each loan segment, excluding home equity line of credit, were estimated by discounting the anticipated cash flows from the respective segment. Estimates of the timing and amount of these cash flows considered factors such as future loan prepayments. The discount rates reflected current market rates for loans with similar terms to borrowers of similar credit quality. The fair value of home equity lines of credit was based on the outstanding loan balances. Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

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

Earnings per Share (EPS)

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. The rights to dividends on unvested awards are non-forfeitable and these unvested stock awards are considered outstanding in the computation of basic earnings per share. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and are determined using the treasury stock method.

Treasury shares and unallocated ESOP shares are not deemed outstanding for earnings per share calculations.

The calculation of basic and diluted earnings per share for the years ended June 30, 2017 and 2016 is presented below:

	Years Ended June 30,
	2017	2016

Net income	$2,316,000	$900,000

Weighted average common shares applicable to basic EPS	7,424,299	7,546,165
Effect of dilutive potential common shares	892	-
Weighted average common shares applicable to diluted EPS	7,425,191	7,546,165
Earnings per share:
Basic	$0.31	$0.12
Diluted	$0.31	$0.12

For the years ended June 30, 2017 and 2016, options for 392,330 and 27,385 shares, respectively were not included in the computation of earnings per share as the effects were anti-dilutive.

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

Employee Benefit Plans

Unearned ESOP shares are not considered outstanding and are therefore not taken into account when computing earnings per share. Unearned ESOP shares are presented as a reduction to stockholders’ equity and represent shares to be allocated to ESOP participants in future periods for services provided to the Company. As shares are committed to be released, compensation expense is recognized based on the average fair market value of the stock and stockholders’ equity is increased by a corresponding amount.

As more fully described in Note 13, the Company has a share-based incentive plan authorizing various types of incentive awards that may be granted to directors, officers and employees. The Company records share-based compensation expense related to outstanding stock option and restricted stock awards based upon the fair value at the date of grant over the vesting period of such awards on a straight-line basis.

Recent Accounting and Regulatory Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in this Update create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Accounting Standards Codification. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date, which defers the original effective dates of ASU 2014-09. The amendments in Update 2014-09 are now effective for annual reporting periods, including interim periods, beginning after December 15, 2017. Early application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The Company’s primary source of revenue is interest income on financial assets, which is explicitly excluded from the scope of the new guidance. Certain implementation issues relevant to the financial institutions industry are still pending resolution. The Company has not early adopted and will continue to evaluate any impact as additional guidance is issued.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall, (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this Update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Targeted improvements to generally accepted accounting principles include the requirement for equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income cost and the elimination of the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Management is currently evaluating the impact to the consolidated financial statements of adopting this Update. The effect of the requirement to recognize equity investments at fair value through the income statement is dependent upon the amount and market performance of investments held each period. At June 30, 2017 and 2016, there were no unrealized gains or losses for equity investments.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the requirements in Topic 840, Leases. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. The amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in this Update is permitted for all entities. It is expected that assets and liabilities will increase based on the present value of remaining lease payments for leases in place at the adoption date; however, based on the current level of long-term leases in place, this is not expected to be material to the Company’s results of operations or financial position. Management continues to evaluate the extent of potential impact the new guidance will have on the Company’s consolidated financial statements. See Note 9 for information on existing leases.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326), which requires entities to measure all expected credit losses for certain financial assets (such as loans and held-to-maturity securities) held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  Entities will now use forward-looking information to better form their credit loss estimates.  The ASU also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  Management is evaluating the provisions of the Update, and will closely monitor developments and additional guidance to determine the potential impact on the Company’s consolidated financial statements. Management is currently working with a third party vendor to meet these requirements.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in this update require that in the statement of cash flows, amounts generally described as restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this Update will not have a significant impact on the consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.  The amendments in this Update simplify the subsequent measurement of Goodwill by eliminating Step 2 from the goodwill impairment test.  Instead, an entity will be required to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized will not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity will consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable.  For public business entities, the amendments are effective for annual and any interim goodwill impairment tests in fiscal years beginning after December 15, 2020.  Early adoption is permitted.  We do not expect the application of this guidance to have a material impact on our consolidated financial statements.

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

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718) to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change in terms or conditions of a share-based payment award. For public business entities, the amendments are effective for fiscal periods beginning December 15, 2017, and interim periods within those annual periods. Early adoption is permitted. The adoption of this Update will not have a significant impact on the consolidated financial statements.

3. INVESTMENT SECURITIES

The amortized cost of securities, unrealized gains and losses, and their fair values, by maturity, are as follows as of the dates indicated:

	Amortized	Gross Unrealized		Fair
	Cost Basis	Gains	(Losses)	Value
	(In thousands)
June 30, 2017:

Available-for-sale:
Debt securities:
U.S. government and government-sponsored securities:
Due from one through five years	$1,000	$-	$(5)	$995
After ten years	3,788	-	(17)	3,771
	4,788	-	(22)	4,766

Corporate bonds and other securities:
Due from five through ten years	3,000	-	(193)	2,807
After ten years	2,999	-	(228)	2,771
	5,999	-	(421)	5,578

U.S. Government-sponsored and guaranteed mortgage-backed securities:
Due in one year or less	40	1	-	41
From five through ten years	8,280	29	(73)	8,236
After ten years	27,574	224	(160)	27,638
	35,894	254	(233)	35,915
Non-agency mortgage-backed securities:
Due after ten years	3,649	473	(231)	3,891

Total debt securities	50,330	727	(907)	50,150

Equity securities:
Auction rate preferred:
Due from five through ten years	8,000	-	-	8,000
After ten years	2,000	-	-	2,000
	10,000	-	-	10,000

Total available-for-sale securities	$60,330	$727	$(907)	$60,150

	Amortized	Gross Unrealized		Fair
	Cost Basis	Gains	(Losses)	Value
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
	(In thousands)
June 30, 2017:

Held-to-maturity:
U.S. Government and government-sponsored securities:
Due in one year or less	$2,250	$-	$(2)	$2,248
From one through five years	6,966	108	-	7,074
After ten years	5,195	-	(50)	5,145
	14,411	108	(52)	14,467

State agency and municipal obligations
Due from five through ten years	451	-	(6)	445

U.S. Government-sponsored and guaranteed mortgage-backed securities:
Due from one through five years	1,119	40	-	1,159
From five through ten years	6,709	65	-	6,774
After ten years	87,332	1,001	(355)	87,978
	95,160	1,106	(355)	95,911

Total held-to-maturity securities	$110,022	$1,214	$(413)	$110,823

June 30, 2016:

Held-to-maturity:
U.S. Government and government-sponsored securities:
Due from one through five years	$9,208	$292	$-	$9,500
After ten years	5,481	86	-	5,567
	14,689	378	-	15,067

State agency and municipal obligations
Due from five through ten years	457	4	-	461

U.S. Government-sponsored and guaranteed mortgage-backed securities:
Due from one through five years	1,736	97	-	1,833
From five through ten years	1,314	61	-	1,375
After ten years	126,147	2,392	(58)	128,481
	129,197	2,550	(58)	131,689

Total held-to-maturity securities	$144,343	$2,932	$(58)	$147,217

There were no sales of securities available-for-sale during the years ended June 30, 2017 and 2016.

As of June 30, 2017 and 2016, the total carrying value of securities pledged as collateral to secure public deposits, the Federal Reserve Bank discount window, borrowings, and repurchase agreements was $99,674,000 and $119,086,000, respectively.

The aggregate fair value and unrealized losses on securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more are as follows as of the dates indicated:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In thousands)
June 30, 2017:

Available-for-sale:
U.S. Government and government-sponsored securities	$995	$5	$3,771	$17	$4,766	$22
Corporate bonds and other securities	-	-	5,578	421	5,578	421
U.S. Government-sponsored and guaranteed mortgage-backed securities	17,798	192	3,539	41	21,337	233
Total temporarily impaired available-for-sale securities	18,793	197	12,888	479	31,681	676

Held-to-maturity:
U.S. Government and government-sponsored securities	7,393	52	-	-	7,393	52
State and political subdivisions	445	6	-	-	445	6
U.S. Government-sponsored and guaranteed mortgage-backed securities	27,910	211	7,928	144	35,838	355
Total temporarily impaired held-to-maturity	35,748	269	7,928	144	43,676	413

Other-than-temporarily impaired debt securities: (1)
Non-agency mortgage-backed securities	-	-	1,331	231	1,331	231
Total temporarily impaired and other-than-temporarily impaired securities	$54,541	$466	$22,147	$854	$76,688	$1,320

June 30, 2016:

Available-for-sale:
U.S. Government and government-sponsored securities	$4,281	$12	$-	$-	$4,281	$12
Corporate bonds and other securities	-	-	4,975	1,024	4,975	1,024
U.S. Government-sponsored and guaranteed mortgage-backed securities	9,078	13	-	-	9,078	13
Total temporarily impaired available-for-sale securities	13,359	25	4,975	1,024	18,334	1,049

Held-to-maturity:
U.S. Government-sponsored and guaranteed mortgage-backed securities	5,236	13	8,503	45	13,739	58
Total temporarily impaired held-to-maturity	5,236	13	8,503	45	13,739	58

Other-than-temporarily impaired debt securities: (1)
Non-agency mortgage-backed securities	-	-	2,115	325	2,115	325
Total temporarily impaired and other-than-temporarily impaired securities	$18,595	$38	$15,593	$1,394	$34,188	$1,432

(1)	Includes other-than-temporary impaired available-for-sale debt securities in which a portion of the other-than-temporary impairment loss remains in accumulated other comprehensive loss.

At June 30, 2017, 49 U.S. government-sponsored and guaranteed securities have unrealized losses with aggregate depreciation of less than 1% from the Company’s amortized cost basis. The unrealized losses were primarily caused by interest rate fluctuations. These investments are guaranteed or sponsored by the U.S. government or an agency thereof. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the investment. Because the decline in market value is attributable to changes in interest rates and not to credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2017.

At June 30, 2017, 5 corporate bonds and other securities have unrealized losses with aggregate depreciation of 7.03% from the Company’s amortized cost basis. These unrealized losses relate to investments in single issuer trust preferred securities (“TRUPS”) issued by companies within the financial services sector. The single-issuer trust preferred investments are evaluated for other-than-temporary impairment by performing a present value of cash flows each quarter. None of the issuers have deferred interest payments or announced the intention to defer interest payments. The Company believes the decline in fair value is related to the spread over three-month LIBOR, on which the quarterly interest payments are based, as the spread over LIBOR being received is significantly lower than current market spreads. Management concluded the impairment of these investments was considered temporary and asserts that the Company does not have the intent to sell these investments and that it is more likely than not it will not have to sell the investments before recovery of their cost bases which may be at maturity.

At June 30, 2017, there was one state and political subdivision security that had an unrealized loss of 1.3% from the Company’s amortized cost basis. The unrealized loss was primarily caused by interest rate fluctuations. This security is guaranteed by the Crosby, Texas School District. Because the decline in market value is attributable to changes in interest rates and not to credit quality, and because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of their amortized cost bases, which may be at maturity, the Company does not consider these investment to be other-than-temporarily impaired at June 30, 2017.

There was no other-than-temporary impairment recognized for the year ended June 30, 2017.

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

Activity related to the credit component recognized in earnings on debt securities held by the Company for which a portion of other-than-temporary impairment was recognized in accumulated other comprehensive loss for the year ended June 30, 2016 is as follows (in thousands):

Balance as of June 30, 2015	$15,898

Credit losses on securities for which other-than-temporary impairment was not previously recorded	-
Additional credit losses on securities for which an other-than-temporary impairment charge was previously recorded	84
Reductions for securities sold during the period	-

Balance as of June 30, 2016	$15,982

Significant assumptions used in the valuation of non-agency mortgage-backed securities were as follows as of June 30, 2017:

	Weighted	Range
	Average	Minimum	Maximum

Prepayment rates	15.5%	1.0%	34.7%
Default rates	3.2%	0.0%	24.0%
Loss severity	48.2%	0.0%	68.8%

4. LOANS

Loans consisted of the following as of June 30:

	2017	2016
	(In thousands)
Real estate:
Residential (1)	$225,745	$197,359
Commercial	71,558	43,839
Residential construction	1,000	853
Commercial	12,123	9,799
Consumer and other	829	691

Total loans	311,255	252,541

Net deferred loan costs	1,317	1,106
Allowance for loan losses	(2,780)	(2,303)
Loans, net	$309,792	$251,344

(1)  Residential real estate loans include one-to-four family mortgage loans, second mortgage loans, and home equity lines of credit.

During the year ended June 30, 2017, the Company purchased residential mortgage loans aggregating $27,420,000. During the year ended June 30, 2016, the Company purchased residential mortgage loans aggregating $14,559,000 and commercial loans aggregating $4,095,000.

The following tables set forth information regarding the allowance for loan losses and loans by portfolio segment at and for the years ended June 30, 2017 and 2016:

	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and Other	Unallocated	Total
	(In thousands)
Year Ended June 30, 2017
Allowance for loan losses:
Beginning balance	$1,171	$967	$6	$78	$20	$61	$2,303
Charge-offs	(100)	-	-	(11)	(32)	-	(143)
Recoveries	46	-	-	10	16	-	72
Provision (credit)	242	197	-	(1)	82	28	548
Ending balance	$1,359	$1,164	$6	$76	$86	$89	$2,780

At June 30, 2017
Ending balance of allowance for loan losses:
Impaired loans	$-	$-	$-	$-	$-	$-	$-
Ending balance of allowance for loan losses:
Non-impaired loans	$1,359	$1,164	$6	$76	$86	$89	$2,780
Loans: Ending balance	$225,745	$71,558	$1,000	$12,123	$829	$-	$311,255

Ending balance: Impaired loans	$2,262	$1,329	$-	$-	$-	$-	$3,591

Ending balance: Non-impaired loans	$223,483	$70,229	$1,000	$12,123	$829	$-	$307,664

Year Ended June 30, 2016
Allowance for loan losses:
Beginning balance	$1,091	$906	$5	$41	$26	$106	$2,175
Charge-offs	(102)	(625)	-	-	(45)	-	(772)
Recoveries	44	165	-	12	16	-	237
Provision (credit)	138	521	1	25	23	(45)	663
Ending balance	$1,171	$967	$6	$78	$20	$61	$2,303

At June 30, 2016
Ending balance of allowance for loan losses:
Impaired loans	$29	$-	$-	$-	$-	$-	$29
Ending balance of allowance for loan losses:
Non-impaired loans	$1,142	$967	$6	$78	$20	$61	$2,274

Loans: Ending balance	$197,359	$43,839	$853	$9,799	$691	$-	$252,541

Ending balance: Impaired loans	$2,129	$2,597	$-	$16	$-	$-	$4,742

Ending balance: Non-impaired loans	$195,230	$41,242	$853	$9,783	$691	$-	$247,799

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

The following tables present the Company’s loans by risk rating as of June 30, 2017 and 2016:

	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and Other	Total
	(In thousands)
June 30, 2017

Grade:
Pass	$221,514	$68,675	$1,000	$12,123	$827	$304,139
Special Mention	394	715	-	-	-	1,109
Substandard	3,837	2,168	-	-	2	6,007
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$225,745	$71,558	$1,000	$12,123	$829	$311,255

June 30, 2016

Grade:
Pass	$193,574	$37,307	$853	$9,758	$690	$242,182
Special Mention	418	648	-	-	-	1,066
Substandard	3,367	5,821	-	41	1	9,230
Doubtful	-	63	-	-	-	63
Loss	-	-	-	-	-	-
Total	$197,359	$43,839	$853	$9,799	$691	$252,541

The following is a summary of past due and non-accrual loans at June 30, 2017 and 2016:

			90 days
	30–59 Days	60–89 Days	or Greater	Total	Total
	Past Due	Past Due	Past Due	Past Due	Non-accrual
	(In thousands)
2017
Real estate:
Residential	$230	$349	$455	$1,034	$3,837
Commercial	-	-	-	-	594
Consumer and other	3	-	-	3	2
Total	$233	$349	$455	$1,037	$4,433

2016
Real estate:
Residential	$419	$-	$437	$856	$3,367
Commercial	-	-	62	62	876
Commercial	-	-	-	-	16
Consumer and other	2	-	-	2	1
Total	$421	$-	$499	$920	$4,260

At June 30, 2017 and 2016, there were no loans greater than 90 days past due and still accruing interest.

The following is information pertaining to impaired loans:

	At June 30, 2017			Year Ended June 30, 2017
						Interest
		Unpaid		Average	Interest	Income
	Recorded	Principal	Related	Recorded	Income	Recognized
	Investment	Balance	Allowance	Investment	Recognized	on Cash Basis
	(In thousands)
Total impaired loans without a valuation allowance:
Real estate:
Residential	$2,262	$2,367		$2,199	$30	$-
Commercial	1,329	2,013		1,925	108	-
Commercial	-	-		11	-	-
Total	$3,591	$4,380		$4,135	$138	$-

	At June 30, 2016			Year Ended June 30, 2016
						Interest
		Unpaid		Average	Interest	Income
	Recorded	Principal	Related	Recorded	Income	Recognized
	Investment	Balance	Allowance	Investment	Recognized	on Cash Basis
	(In thousands)
Impaired loans without a valuation allowance:
Real estate:
Residential	$1,110	$1,156		$1,183	$38	$1
Commercial	2,597	3,317		3,248	111	-
Commercial	16	16		91	4	-
Total	$3,723	$4,489		$4,522	$153	$1

Impaired loans with a valuation allowance:
Real estate:
Residential	$1,019	$1,079	$29	$1,044	$5	$-
Total	$1,019	$1,079	$29	$1,044	$5	$-

Total impaired loans:
Real estate:
Residential	$2,129	$2,235	$29	$2,227	$43	$1
Commercial	2,597	3,317	-	3,248	111	-
Commercial	16	16	-	91	4	-
Total	$4,742	$5,568	$29	$5,566	$158	$1

At June 30, 2017, there are no additional funds that are available to be advanced in connection with impaired loans.

There were no material troubled debt restructurings during the years ended June 30, 2017 and 2016. There were no material troubled debt restructurings that have subsequently defaulted (30 or more days past due) within one year of modification during the years ended June 30, 2017 or 2016.

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others were $25,880,000 and $27,341,000 at June 30, 2017 and 2016, respectively. The balances of mortgage servicing rights related to loans serviced for others were $88,000 and $86,000 at June 30, 2017 and 2016, respectively, and are not material to the consolidated financial statements.

5. PREMISES AND EQUIPMENT

The following is a summary of premises and equipment as of June 30:

	2017	2016
	(In thousands)

Land	$470	$470
Buildings and leasehold improvements	6,244	6,245
Equipment	2,801	2,677
	9,515	9,392
Accumulated depreciation and amortization	(6,032)	(5,753)

Premises and equipment, net	$3,483	$3,639

Depreciation and amortization expense on premises and equipment amounted to $328,000 and $317,000 for the years ended June 30, 2017 and 2016, respectively.

6. DEPOSITS

The balances of deposit accounts at June 30, were as follows:

	2017	2016
	(In thousands)

Demand deposits	$71,783	$65,700
NOW accounts	86,010	84,968
Regular savings	82,046	75,972
Money market accounts	18,473	18,029
Club accounts	272	268
	258,584	244,937

Certificate accounts maturing in the years ending June 30:
2017	-	50,620
2018	39,038	15,866
2019	25,389	20,952
2020	16,489	12,281
2021	11,435	11,410
2022	14,826	-
	107,177	111,129

Total deposits	$365,761	$356,066

The aggregate amount of time deposits of $250,000 or more as of June 30, 2017 was $12,808,000.

7. BORROWED FUNDS

Borrowed funds consisted of the following at June 30:

	2017		2016
		Weighted		Weighted
		Average		Average
	Amount Due	Rate	Amount Due	Rate
	(Dollars in thousands)
Short-term borrowings:
Securities sold under agreements to repurchase	$1,582	0.10%	$2,359	0.10%
FHLB of Boston advances	-	-	1,400	0.53
Total	1,582	0.10	3,759	0.26

Long-term FHLB of Boston advances maturing in the years ending:

2017*	-	-	14,500	3.42
2018*	33,000	2.30	33,000	2.30
2020	12,000	2.00	5,000	2.32
2021	11,000	1.94	-	-
2022	11,000	1.79	-	-
Total	67,000	2.10	52,500	2.61
Total borrowed funds	$68,582	2.06%	$56,259	2.44%

*Includes $18,000,000 of advances callable by the FHLB of Boston during the year ending June 30, 2017.

Short-term FHLB advances have an original maturity of less than one year. As of June 30, 2017 and 2016, loans with a principal balance of $65,201,000 and $55,601,000, respectively, were specifically pledged to secure available borrowings from the FHLB, as well as certain investment securities as disclosed in Note 3.

During the year ended June 30, 2016, the Company modified $10,000,000 in FHLB borrowings resulting in capitalized fees of $246,000. These fees were capitalized in the form of higher interest rates on the new borrowings and are adjusting the cost of funds on these borrowings monthly.

Additionally, the Bank has a line of credit with Federal Home Loan Bank of Boston in the amount of $2,354,000 and a liquidity line of credit with Bankers Bank Northeast in the amount of $4,000,000. No amounts were outstanding on these lines of credit at June 30, 2017 and 2016.

Securities sold under agreements to repurchase as of June 30, 2017 and 2016 have an original maturity of one day, and consist of securities sold by the Bank that have been accounted for as borrowings. These customer repurchase agreements are collateralized by U.S. government-sponsored and guaranteed mortgage-backed securities with fair value of $21,753,000 and $28,649,000 at June 30, 2017 and 2016, respectively. The securities collateralizing repurchase agreements are subject to fluctuations in fair value. We monitor the fair value of the collateral on a periodic basis, and would pledge additional collateral if necessary based on changes in fair value of collateral or the balances of the repurchase agreements.

8. INCOME TAXES

The following are components of income tax expense for the years ended June 30:

	2017	2016
	(In thousands)
Current:
Federal	$152	$104
State	1	1
Total current	153	105
Deferred:
Federal	669	134
State	-	-
Total deferred	669	134

Income tax expense	$822	$239

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

The reasons for the differences between the statutory federal income tax rate of 34% and the effective tax rates are summarized as follows for the years ended June 30:

	2017	2016
	(In thousands)

Federal income tax at statutory rate	$1,067	$387
Increase (decrease) in tax resulting from:
State taxes, net of federal benefit	1	1
Stock-based compensation	(8)	28
Dividends received deduction	(110)	(110)
Bank-owned life insurance	(121)	(92)
Tax-exempt municipal income, net	(18)	(10)
Other, net	11	14
Income tax expense before valuation allowance	822	218
Valuation allowance	-	21
Income tax expense	$822	$239
Effective tax rates	26.2%	21.0%

The Company had gross deferred tax assets and gross deferred tax liabilities as follows as of June 30:

	2017	2016
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$821	$783
Net unrealized holding loss on available-for-sale securities	63	70
Deferred compensation	202	195
Stock-based compensation	77	28
Impairment losses on securities available-for-sale	859	859
Accrued expenses	163	159
Post retirement benefits	93	66
Interest receivable on non-accrual loans	91	76
Federal carryovers	1,348	2,025
Other	146	160
Gross deferred tax asset	3,863	4,421
Valuation allowance	-	(21)
Gross deferred tax assets, net of valuation allowance	3,863	4,400

Deferred tax liabilities:
Depreciation and amortization	(1,675)	(1,530)
Deferred loan costs	(297)	(303)
Other	(29)	(29)
Gross deferred tax liability	(2,001)	(1,862)
Net deferred tax asset	$1,862	$2,538

At June 30, 2017, federal carryovers consist of Alternative Minimum Tax credit carryovers of $1,328,000 which have no expiration date, and $61,000 of contribution carryovers which begin to expire on June 30, 2017.

Retained earnings at June 30, 2017 includes a contingency reserve for loan losses of $2,284,000 which represents the tax reserve balance existing at December 31, 1987 and is maintained in accordance with provisions of the Internal Revenue Code applicable to thrift institutions. It is not anticipated that the Company will incur a federal income tax liability related to the reduction of this reserve and accordingly, deferred income taxes of approximately $777,000 have not been recognized as of June 30, 2017 and 2016.

It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of June 30, 2017 and 2016, there were no material uncertain tax positions related to federal and state income tax matters. The Company is currently open to audit under statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended June 30, 2014 through June 30, 2017. The Company records interest and penalties as part of income tax expense. No interest or penalties were recorded for the years ended June 30, 2017 and 2016.

As of June 30, 2016, there was a $21,000 valuation allowance related to charitable contribution carryforwards. As of June 30, 2017, the valuation allowance was reversed because the contribution carryforward was used to offset taxable income for the period ending June 30, 2017.

9. OTHER COMMITMENTS AND CONTINGENT LIABILITIES

Lease Commitments

As of June 30, 2017 the Company leases space for various branch offices. The leases for the branch offices expire at various times through fiscal 2022. All leases contain renewal options at the Company’s discretion. The Company also has miscellaneous equipment leases with various terms. The total minimum rental due in future fiscal years under these existing agreements is as follows as of June 30, 2017:

Rental
Expense Due
(In thousands)

2018	162
2019	160
2020	107
2021	60
2022	10
Total	$499

Total rental expense amounted to $163,000 and $173,000 for the years ended June 30, 2017 and 2016, respectively.

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

Level 3 – Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets. Level 3 assets include those whose value is determined using unobservable inputs to pricing models, discounted cash flow methodologies, or similar techniques, as well as those for which the determination of fair value requires significant management judgment or estimation.

An asset’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. During the years ended June 30, 2017 and 2016, there were no transfers between levels of the fair value hierarchy.

Assets Measured at Fair Value on a Recurring Basis

The following summarizes assets measured at fair value on a recurring basis for the years ended:

	Fair Value Measurements at Reporting Date Using:
	Total	Level 1	Level 2	Level 3
	(In thousands)
June 30, 2017
Securities available-for-sale:
U. S. Government and government-sponsored securities	$4,766	$-	$4,766	$-
Corporate bonds and other securities	5,578	-	5,578	-
U.S. Government-sponsored and guaranteed mortgage-backed securities	35,915	-	35,915	-
Non-agency mortgage-backed securities	3,891	-	3,891	-
Equity securities	10,000	-	-	10,000
Total	$60,150	$-	$50,150	$10,000

June 30, 2016
Securities available-for-sale:
U. S. Government and government-sponsored securities	$5,285	$-	$5,285	$-
Corporate bonds and other securities	4,975	-	4,975	-
U.S. Government-sponsored and guaranteed mortgage-backed securities	45,724	-	45,724	-
Non-agency mortgage-backed securities	4,452	-	4,452	-
Equity securities	10,000	-	-	10,000
Total	$70,436	$-	$60,436	$10,000

At June 30, 2017 and 2016, Level 3 assets consisted of available-for-sale auction-rate trust preferred securities (ARPs). Auction-rate trust preferred securities are a floating rate preferred stock, on which the dividend rate generally resets every 90 days based on an auction process to reflect the yield demand for the instruments by potential purchasers. These securities were originally purchased by the Company because they represented highly liquid, tax-preferred investments secured, in most cases, by preferred stock issued by high quality, investment grade companies (generally other financial institutions) (“collateral preferred shares”). The ARP shares, or certificates, purchased by the Company are Class A certificates, which, among other rights, entitle the holder to priority claim on dividends paid into the Trust holding the preferred shares.

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

The Company had difficulty identifying market prices of comparable instruments for ARPs due to the inactive market. As a result, the Company modified as of June 30, 2009 its methodology for determining the fair value of the ARPs classified as Level 3, and used the quoted market values of the underlying collateral preferred shares, adjusted for the higher yield (dividend) earned by the Company through the Class A certificates compared with the nominal rate (dividend) available to a direct owner of the collateral preferred shares, with the resulting estimated fair value not to exceed par. All dividends are current. The Company has the ability and intent to hold these securities for the time necessary to collect the expected cash flows.

For the years ended June 30, 2017 and 2016, there were no gains or losses (realized/unrealized) included in earnings or other comprehensive income on auction rate trust preferred securities.

There were no liabilities measured at fair value on a recurring basis at June 30, 2017 and 2016.

Assets Measured at Fair Value on a Non-Recurring Basis

Under certain circumstances the Company makes adjustments to fair value for assets not measured at fair value on a recurring basis. The following table presents the assets carried on the consolidated balance sheets by caption and by level in the fair value hierarchy at June 30, 2017 and 2016, for which a nonrecurring fair value adjustment has been recorded:

					Total Losses
					for the
	Fair Value Measurements at Reporting Date Using:				Year Ended
	Total	Level 1	Level 2	Level 3	June 30, 2017
	(In thousands)
June 30, 2017
Other real estate owned	$345	$-	$-	$345	$43

	$345	$-	$-	$345	$43

					Total Losses
					for the
	Fair Value Measurements at Reporting Date Using:				Year Ended
	Total	Level 1	Level 2	Level 3	June 30, 2016
	(In thousands)
June 30, 2016
Impaired loans	$1,202	$-	$-	$1,202	$649
Other real estate owned	743	-	-	743	120

	$1,945	$-	$-	$1,945	$769

The amount of loans represents the carrying value of impaired loans net of related write-downs and valuation allowances for which adjustments are based on the estimated fair value of the underlying collateral. The other real estate owned amount represents the carrying value for which write-downs are based on the estimated fair value of the property.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the asset. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular asset. Because a market may not readily exist for a significant portion of the Company’s assets, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of assets, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumption could significantly affect the estimates.

There were no liabilities measured at fair value on a non-recurring basis at June 30, 2017 and 2016.

The estimated fair values and carrying values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, are as follows as of June 30:

	2017
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$10,173	$10,173	$-	$-	$10,173
Available-for-sale securities	60,150	-	50,150	10,000	60,150
Held-to-maturity securities	110,022	-	110,823	-	110,823
Federal Home Loan Bank Stock	4,353	-	-	4,353	4,353
Loans, net	309,792	-	-	310,015	310,015
Accrued interest receivable	1,258	-	-	1,258	1,258

Financial liabilities:
Deposits	365,761	-	-	367,233	367,233
Mortgagors' escrow accounts	2,850	-	-	2,850	2,850
Federal Home Loan Bank advances	67,000	-	68,079	-	68,079
Securities sold under agreements to repurchase	1,582	-	1,582	-	1,582
Accrued interest payable	115	-	-	115	115

	2016
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$5,133	$5,133	$-	$-	$5,133
Available-for-sale securities	70,436	-	60,436	10,000	70,436
Held-to-maturity securities	144,343	-	147,217	-	147,217
Federal Home Loan Bank Stock	3,819	-	-	3,819	3,819
Loans, net	251,344	-	-	255,346	255,346
Accrued interest receivable	1,216	-	-	1,216	1,216

Financial liabilities:
Deposits	356,066	-	-	357,497	357,497
Mortgagors' escrow accounts	2,657	-	-	2,657	2,657
Federal Home Loan Bank advances	53,900	-	56,045	-	56,045
Securities sold under agreements to repurchase	2,359	-	2,359	-	2,359
Accrued interest payable	114	-	-	114	114

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

Notional amounts of commitments with off-balance-sheet credit risk are as follows as of June 30:

	2017	2016
	(In thousands)

Commitments to originate loans	$3,859	$4,714
Unadvanced portions of loans:
Construction loans	9,469	2,590
Lines of credit	18,025	13,396
Letters of credit	710	395
Outstanding commitments	$32,063	$21,095

12. REGULATORY MATTERS

The Company, as a Small Bank Holding Company, is not subject to capital requirements. The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and Common Equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), of Tier 1 capital to adjusted total assets (as defined) and Tangible capital (as defined) to Tangible assets (as defined). Management believes, as of June 30, 2017 and 2016, that the Bank meets all capital adequacy requirements to which it is subject.

Federal banking regulations include a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5%, a minimum ratio of Tier 1 capital to risk-weighted assets of 6% and a minimum leverage ratio of 4% for all banking organizations. Additionally, community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonuses. The capital conservation buffer is being phased in over three years, beginning on January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019. Effective January 1, 2017, the capital conservation buffer was 1.25%. Also, certain deductions from and adjustments to regulatory capital are being phased in over several years.

As of June 30, 2017, the most recent notification from the Federal Reserve Bank of Boston and the State of Connecticut Department of Banking categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total, Tier 1, and Common Equity Tier 1 risk based capital ratios, and Tier 1 leverage capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s actual capital amounts and ratios as of June 30, 2017 and 2016 are presented in the table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
As of June 30, 2017:

Tier 1 Capital (to Adjusted Total Assets)	$62,813	12.56%	$19,997	4.00%	$24,997	5.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	62,813	19.33	14,621	4.50	21,120	6.50
Tier 1 Capital (to Risk-Weighted Assets)	62,813	19.33	19,495	6.00	25,993	8.00
Total Capital (to Risk-Weighted Assets)	65,632	20.20	25,993	8.00	32,492	10.00

As of June 30, 2016:

Tier 1 Capital (to Adjusted Total Assets)	$59,739	12.23%	$19,531	4.00%	$24,414	5.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	59,739	20.95	12,830	4.50	18,532	6.50
Tier 1 Capital (to Risk-Weighted Assets)	59,739	20.95	17,106	6.00	22,809	8.00
Total Capital (to Risk-Weighted Assets)	62,067	21.77	22,809	8.00	28,511	10.00

The following table provides a reconciliation of the Company’s total consolidated equity to the capital amounts for the Bank reflected in the preceding table:

	June 30,
	2017	2016
	(In thousands)
Total consolidated equity	$84,537	$85,088
Adjustments:
Equity capital of PB Bancorp, Inc.	(15,500)	(18,440)
Disallowed intangible assets	(5,071)	(5,228)
Disallowed deferred tax assets	(1,240)	(1,855)
Unrealized losses on available-for-sale securities	87	174
Tier 1 and Common Equity Tier 1 Capital	62,813	59,739
Allowance for loan losses and off-balance sheet reserves	2,819	2,328
Total Risk-Based capital	$65,632	$62,067

The ability of the Company to pay dividends depends, in part, on the ability of the Bank to pay dividends to the Company. The Bank will not be able to declare or pay a cash dividend on, or repurchase any of its common stock, if the effect thereof would be to reduce the regulatory capital of the Bank to an amount below amounts required under regulatory rules and regulations.

13. BENEFIT PLANS

401(k) Plan

The Company has a 401(k) plan covering each eligible employee. Employees must be 21 years of age, work at least 1,000 hours per year, and have at least one year of service with the Company to be eligible to participate. Employees may defer compensation up to certain limits defined in the Internal Revenue Code. The Company’s matching contribution is discretionary. For the years ended June 30, 2017 and 2016, the Company chose to contribute 50% of an employee’s deferral on a maximum of 4% of the employee’s salary. The Company contributed $76,000 in matching contributions to the plan during each of the years ended June 30, 2017 and 2016. The Company may also make additional discretionary contributions to the plan. During the years ended June 30, 2017 and 2016, additional discretionary contributions were made in the amounts of $171,000 and $160,000, respectively.

Other Postretirement Benefit Plan

The Company has recorded a liability for its future postretirement benefit obligations under certain death benefit agreements. The total liability for the arrangements included in other liabilities was $274,000 at June 30, 2017 and $194,000 at June 30, 2016. Expense under this arrangement was $80,000 and $11,000 for each of the years ended June 30, 2017 and 2016. There were no death benefits paid under these arrangements in 2017 and 2016.

Employee Stock Ownership Plan

The Company established the ESOP on October 4, 2004 in connection with its initial common stock offering. The ESOP purchased 257,062 shares of the common stock of the Company. To fund the purchase, the ESOP borrowed $2.6 million from the Company at an initial variable rate of 4.75%, to be repaid on a pro-rata basis in 20 substantially equal annual installments. In conjunction with the Conversion described in Note 1, the ESOP purchased an additional 317,287 shares at $8.00 per share. To fund the purchase, the ESOP borrowed an additional $2.5 million which was combined with the outstanding balance of $1.4 million on the original loan. This resulted in a new ESOP loan of $3.9 million. The borrowing had a rate of 3.50% as of June 30, 2017 and 2016. The collateral for the loan is the common stock of the Company purchased by the ESOP.

The shares of stock purchased by the ESOP are held in a suspense account until they are released for allocation among participants. The shares will be released annually from the suspense account and the released shares will be allocated to the participants on the basis of each participant’s compensation for the year of allocation. As shares are released from collateral, the Company recognizes compensation expense equal to the average market price of the shares during the period and the shares will be outstanding for earnings-per-share purposes. The shares not released are reported as unearned ESOP shares in the stockholders’ equity section on the consolidated balance sheets. ESOP expense for the years ended June 30, 2017 and 2016 was $174,000 and $134,000, respectively. At June 30, 2017 and 2016 there were 199,963 and 181,946 allocated shares, respectively, and 423,405 and 441,422 unallocated shares, respectively. Share amounts for 2016 were adjusted for the conversion as described in Note 1. The fair value of unallocated ESOP shares at June 30, 2017 and 2016 was $4,467,000 and $3,717,000, respectively.

Stock-based Incentive Plan

Under the Company’s 2005 Stock-Based Incentive Plan (the “Incentive Plan”), the Company may grant up to 340,213 stock options and 136,085 shares of restricted stock to its employees, officers and directors for an aggregate amount of up to 476,298 shares of the Company’s common stock for issuance upon the grant or exercise of awards. Both incentive stock options and non-statutory stock options may be granted under the Incentive Plan.

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

Both stock option and restricted stock awards granted to date vest at 20% per year beginning on the first anniversary of the date of the grant. There were no stock options or stock awards that had vested as of June 30, 2017.

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

Dividend yield	1.18%
Expected volatility	17.13%
Risk-free rate	2.21%
Expected life in years	6.5
Fair value	$1.89

A summary of the status of the outstanding stock options as of June 30, 2017 and 2016 and changes during the years then ended is presented below:

	2017		2016
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price

Options outstanding at beginning of year	27,385	$8.99	237,075	$8.92
Granted	392,330	10.15	-	-
Exercised	(27,385)	8.99	-	-
Expired	-	-	(209,690)	8.91

Outstanding at end of year	392,330	10.15	27,385	8.99

Options exercisable at end of year	-	$-	27,385	$8.99

The following table summarizes information about stock options outstanding as of June 30, 2017:

Options Outstanding				Options Exercisable
Weighted-Average
Weighted-Average	Number	Remaining	Aggregate	Number	Weighted-Average
Exercise Price	Outstanding	Contractual Life	Intrinsic Value	Exercisable	Exercise Price

$10.15	392,330	4.75	$-	-	$-

At June 30, 2017, there were $2.1 million in unrecognized compensation costs related to nonvested share-based compensation. That cost is expected to be recognized over a weighted period of 4.75 years. The Company recorded $115,000 share-based compensation expense for June 30, 2017 in connection with the stock option and restricted stock awards.

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

The components of accumulated other comprehensive loss included in stockholders’ equity and related tax effects are as follows:

	At June 30,
	2017	2016
	(In thousands)
Net unrealized loss on securities available-for-sale	$(180)	$(213)
Tax effect	63	70
Accumulated other comprehensive loss	$(117)	$(143)

The June 30, 2017 and 2016 ending balance includes $231,000 and $323,000 of pre-tax unrealized losses, respectively on securities which other-than-temporary impairment has been recognized.

PB Bancorp, Inc.

(Parent Company Only)

15. PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following unconsolidated financial statements are for the Company (Parent Company) and should be read in conjunction with the consolidated financial statements of the Company.

Balance Sheets

June 30, 2017 and 2016

(In thousands)

	2017	2016

ASSETS
Cash and due from depository institutions	$1,185	$3,274
Investment in Putnam Bank	69,038	66,648
Investment in available-for-sale securities, at fair value	7,176	8,014
Investment in held-to-maturity securities (fair value of $2,339 as of June 30, 2017 and $2,531 as of June 30, 2016)	2,361	2,491
Loan to ESOP	3,788	3,891
Other assets	1,013	831
Total assets	$84,561	$85,149

LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities	$24	$61
Stockholders' equity	84,537	85,088
Total liabilities and stockholders' equity	$84,561	$85,149

PB Bancorp, Inc.

(Parent Company Only)

Statements of Net Income

For the Years Ended June 30, 2017 and 2016

(In thousands)

	2017	2016

Interest and dividends on investments	$170	$63
Interest on ESOP loan	136	89
Total interest and dividend income	306	152

Other expense	354	311
Loss before income tax benefit and equity in undistributed net income of subsidiary	(48)	(159)
Income tax benefit	(62)	(83)
Income (loss) before equity in undistributed net income of subsidiary	14	(76)
Equity in undistributed net income of subsidiary	2,302	976

Net income	$2,316	$900

PB Bancorp, Inc.

(Parent Company Only)

Statements of Cash Flows

June 30, 2017 and 2016

(In thousands)

	2017	2016

Cash flows from operating activities:
Net income
Adjustments to reconcile net income to net cash used in operating activities:	$2,316	$900
Amortization of securities premium, net	19	7
ESOP expense	174	134
Share-based compensation expense	115	-
Increase in other assets	(104)	(79)
Increase in due from subsidiary	(59)	(13)
(Decrease) increase in other liabilities	(18)	17
Undistributed net income of subsidiary	(2,302)	(976)
Net cash provided by (used in) operating activities	141	(10)

Cash flows from investing activities:
Purchase of available-for-sale securities	-	(7,045)
Proceeds from maturities of available-for-sale securities	718	136
Purchase of held-to-maturity securities	-	(2,491)
Proceeds from maturities of held-to-maturity securities	131	-
Loan to ESOP	-	(2,538)
Principal payments received on loan to ESOP	103	120
Capital contribution to Bank	-	(17,580)
Net cash provided by (used in) investing activities	952	(29,398)

Cash flows from financing activities:
Proceeds from common stock offering	-	32,444
Contribution from Putnam Bancorp, MHC	-	729
Cash dividends paid on common stock	(1,022)	(918)
Proceeds from issuance of common stock in connection with stock options exercised	63	-
Common stock repurchased	(2,223)	-
Net cash (used in) provided by financing activities	(3,182)	32,255

Net (decrease) increase in cash and cash equivalents	(2,089)	2,847
Cash and cash equivalents at beginning of year	3,274	427

Cash and cash equivalents at end of year	$1,185	$3,274

ITEM 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A.	Controls and Procedures

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

There has been no change in the Company’s internal control over financial reporting during the Company’s fourth quarter of fiscal year 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2017, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework (2013).” Based on such assessment, management believes that, as of June 30, 2017, the Company’s internal control over financial reporting is effective, based on those criteria.

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

ITEM 9B.	Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a) Not applicable

b) Not applicable

c) The following table shows the Company’s repurchase of its common stock for the three months ended June 30, 2017.

			Total Number of
			Shares Purchased	Maximum Number of
			as Part of Publicly	Shares that May Yet Be
	Total Number of	Average Price	Announced Plans	Purchased Under Plans
Period	Shares Purchased	Paid per Share	or Programs (1)	or Programs (1)
April 1, 2017 through April 30, 2017	10,000	$10.31	207,000	187,020
May 1, 2017 through May 31, 2017	—	—	207,000	187,020
June 1, 2017 through June 30, 2017	4,400	$10.31	211,400	182,620
	14,400	$10.31	211,400	182,620

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

Information concerning directors and executive officers of PB Bancorp, Inc. is incorporated herein by reference from our definitive Proxy Statement to be dated October 2, 2017 related to the 2017 Annual Meeting of Stockholders (the “Proxy Statement”), specifically the section captioned “Proposal I—Election of Directors.”

ITEM 11.	Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the Proxy Statement, specifically the section captioned “Proposal I—Election of Directors.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Proxy Statement, specifically the sections captioned “Voting Securities and Principal Holders Thereof” and “Proposal I—Election of Directors.”

Management of PB Bancorp, Inc. knows of no arrangements, including any pledge by any person or securities of PSB Holdings, Inc., the operation of which may at a subsequent date result in a change in control of the registrant.

Set forth below is information as of June 30, 2017 regarding equity compensation plans. Other than the ESOP, the Company does not have any equity compensation plans that were not approved by its stockholders.

	Number of Securities to be
	Issued upon Exercise of				Number of Securities
	Outstanding Options and		Weighted Average		Remaining Available for
Plan	Rights		Exercise Price		Issuance under the Plans
Equity compensation plans approved by stockholders	634,573	(1)	10.15	(2)	94,493	(3)

Equity compensation plans not approved by stockholders	—		—		—
Total	634,573	(1)	10.15	(2)	94,493	(3)

(1)	Includes 181,306 shares of restricted stock and 453,267 options to purchase shares of common stock awarded under the Incentive Plan.
(2)	Relates to 392,330 outstanding stock options.
(3)	Includes 33,556 shares of restricted stock available for future issuance and 60,937 options available for issuance under the Incentive Plan.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

Information concerning relationships and transactions is incorporated herein by reference from the Proxy Statement, specifically the sections captioned “Proposal I – Election of Directors” and “Transactions with Certain Related Persons.”

ITEM 14.    Principal Accountant Fees and Services

Information concerning principal accountant fees and services is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Proposal 2-Ratification of Appointment of Independent Registered Public Accounting Firm.”

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

 (a)(3) Exhibits.

3.1	Articles of Incorporation of PB Bancorp, Inc. (1)

3.2	Bylaws of PB Bancorp, Inc. (1)

4.	Form of Common Stock Certificate of PB Bancorp, Inc. (1)

10.1	Employee Stock Ownership Plan, including amendments (1)

10.2	Deferred Compensation Plan (1)

10.3	PSB Holdings, Inc. 2005 Stock-Based Incentive Plan (2)

10.4	PB Bancorp, Inc. 2017 Equity Incentive Plan (4)

10.5	Form of Incentive Stock Option Award Agreement (5)

10.6	Form of Non-Statutory Incentive Stock Option Award Agreement (5)

10.7	Form of Restricted Stock Award Agreement (5)

14.	Code of Ethics (3)

21	Subsidiaries of Registrant (1)

23.1	Consent of Wolf & Company, P.C.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended June 30, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Net Income, (iii) Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

(1)	Incorporated by reference to the Registration Statement on Form S-1 of PB Bancorp, Inc. (file no. 333-206892), originally filed with the Securities and Exchange Commission on September 11, 2015, as amended.
(2)	Incorporated by reference to Appendix B of the PSB Holdings, Inc. Definitive Proxy Statement dated September 20, 2005 as filed with the Securities and Exchange Commission on September 19, 2005.
(3)	Incorporated by reference to the Annual Report on Form 10-K for the Year Ended June 30, 2017 of PB Bancorp, Inc. (Commission File No. 001-37676) as filed with the Securities and Exchange Commission on September 29, 2017
(4)	Incorporated by reference to Appendix A to the proxy statement for the Annual Meeting of Stockholders of PB Bancorp, Inc. (File No. 001-37676)) as filed with the Securities and Exchange Commission on January 12, 2017
(5)	Incorporated by reference to the Current Report on Form 8-K of PB Bancorp, Inc. (Commission File No. 001-37676) as filed with the Securities and Exchange Commission on April 4, 2017

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PB BANCORP, INC.

Date: September 25, 2017	By:	/s/ Thomas A. Borner
Thomas A. Borner
President and Chief Executive Officer and Director (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Thomas A. Borner	President, Chief Executive Officer (Principal	September 25, 2017
Thomas A. Borner	Executive Officer)

/s/ Robert J. Halloran, Jr.	Executive Vice President and Treasurer	September 25, 2017
Robert J. Halloran, Jr.	(Principal Financial and Accounting Officer)

/s/ Charles W. Bentley, Jr.	Director	September 25, 2017
Charles W. Bentley, Jr.

/s/ Jitendra K. Sinha	Director	September 25, 2017
Jitendra K. Sinha

/s/ Paul M. Kelly	Director	September 25, 2017
Paul M. Kelly

/s/ Richard A. Loomis	Director	September 25, 2017
Richard A. Loomis

/s John P. Miller	Vice Chairman of the Board	September 25, 2017
John P. Miller

/s/ Charles H. Puffer	Chairman of the Board	September 25, 2017
Charles H. Puffer

