Form 10-Q
period 2017-09-30
PB Bancorp, Inc.
filed 2017-11-13
CIK 1652106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 1, 2017, there were 7,771,769 shares of the registrant’s common stock outstanding.

PB Bancorp, Inc.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

PB Bancorp, Inc.

Consolidated Balance Sheets

(Unaudited)

	September 30	June 30,
	2017	2017
	(in thousands except share data)
ASSETS
Cash and due from depository institutions	$3,672	$4,331
Interest-bearing demand deposits with other banks	964	5,842
Total cash and cash equivalents	4,636	10,173
Securities available-for-sale, at fair value	58,183	60,150
Securities held-to-maturity (fair value of $103,025 as of September 30, 2017 and $110,823 as of June 30, 2017)	102,396	110,022
Federal Home Loan Bank stock, at cost	4,459	4,353
Loans	334,501	312,572
Less: Allowance for loan losses	(2,960)	(2,780)
Net loans	331,541	309,792
Premises and equipment, net	3,426	3,483
Accrued interest receivable	1,239	1,258
Other real estate owned	1,539	1,814
Goodwill	6,912	6,912
Bank-owned life insurance	12,645	12,555
Net deferred tax asset	1,600	1,862
Other assets	1,779	1,774

Total assets	$530,355	$524,148

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Non-interest-bearing	$72,212	$71,783
Interest-bearing	292,860	293,978
Total deposits	365,072	365,761
Mortgagors' escrow accounts	1,525	2,850
Federal Home Loan Bank advances	76,150	67,000
Securities sold under agreements to repurchase	1,225	1,582
Other liabilities	1,871	2,418
Total liabilities	445,843	439,611

Stockholders' Equity
Preferred stock, 50,000,000 shares authorized, $0.01 par value, no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.01 par value, 7,776,769 shares issued and outstanding at September 30, 2017 and 7,826,769 at June 30, 2017.	78	78
Additional paid-in capital	61,770	62,243
Retained earnings	27,466	27,195
Accumulated other comprehensive loss	(51)	(117)
Unearned ESOP shares	(3,403)	(3,439)
Unearned stock awards	(1,348)	(1,423)
Total stockholders' equity	84,512	84,537

Total liabilities and stockholders' equity	$530,355	$524,148

See accompanying notes to consolidated financial statements.

PB Bancorp, Inc.

Consolidated Statements of Net Income

(Unaudited)

	Three months ended
	September 30,
	2017	2016
	(in thousands, except per share data)
Interest and dividend income:
Interest and fees on loans	$3,177	$2,572
Interest and dividends on investments	990	1,101
Other	8	10
Total interest and dividend income	4,175	3,683

Interest expense:
Deposits and escrow	447	450
Borrowed funds	356	353
Total interest expense	803	803
Net interest and dividend income	3,372	2,880

Provision for loan losses	175	220
Net interest and dividend income after provision for loan losses	3,197	2,660

Non-interest income:
Total other-than-temporary impairment losses on debt securities	(2)	-
Portion of losses recognized in other comprehensive income	1	-
Net impairment losses recognized in earnings	(1)	-
Fees for services	482	438
Mortgage banking activities	3	16
Net commissions from brokerage services	45	29
Income from bank-owned life insurance	90	86
(Loss) gain on sales of other real estate owned, net	(113)	28
Other income	34	54
Total non-interest income	540	651

Non-interest expense:
Compensation and benefits	1,813	1,671
Occupancy and equipment	297	297
Data processing	233	179
LAN/WAN network	35	36
Advertising and marketing	42	34
FDIC deposit insurance	39	83
Other real estate owned	62	56
Write-down of other real estate owned	6	-
Other	415	411
Total non-interest expense	2,942	2,767
Income before income tax expense	795	544

Income tax expense	211	121
NET INCOME	$584	$423

Earnings per common share:
Basic	$0.08	$0.06
Diluted	$0.08	$0.06

See accompanying notes to consolidated financial statements.

PB Bancorp, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three months ended
	September 30,
	2017	2016
	(in thousands)
Net income	$584	$423

Other comprehensive income:
Net unrealized holding gains on available-for-sale securities	100	227
Reclassification adjustment for losses realized in income on available-for-sale securities (1)	1	-
Non-credit portion of other-than-temporary losses on available-for-sale securities	(1)	-

Other comprehensive income before tax	100	227
Income tax expense related to other comprehensive income	(34)	(77)
Other comprehensive income net of tax	66	150
Total comprehensive income	$650	$573

(1)   Reported in net impairment losses recognized in earnings included in non-interest income on the consolidated statements of net income. There were no income tax benefits associated with the reclassification adjustments.

See accompanying notes to consolidated financial statements.

PB Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

for the three months ended September 30, 2017 and 2016

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Unearned Stock Awards	Total Stockholders' Equity
	(dollars in thousands, except per share data)

Balances at June 30, 2016	$79	$62,837	$25,901	$(143)	$(3,586)	$-	$85,088

Comprehensive income	-	-	423	150	-	-	573
Cash dividends declared ($0.03 per share)	-	-	(236)	-	-	-	(236)
ESOP shares committed to be released (4,504 shares)	-	2	-	-	37	-	39

Balances at September 30, 2016	$79	$62,839	$26,088	$7	$(3,549)	$-	$85,464

Balances at June 30, 2017	$78	$62,243	$27,195	$(117)	$(3,439)	$(1,423)	$84,537

Comprehensive income	-	-	584	66	-	-	650
Cash dividends declared and paid ($0.04 per share)	-	-	(313)	-	-	-	(313)
ESOP shares committed to be released (4,504 shares)	-	10	-	-	36	-	46
Common stock repurchased (50,000 shares)	-	(520)	-	-	-	-	(520)
Share-based compensation expense	-	37	-	-	-	75	112

Balances at September 30, 2017	$78	$61,770	$27,466	$(51)	$(3,403)	$(1,348)	$84,512

See accompanying notes to consolidated financial statements.

PB Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months
	ended September 30,
	2017	2016
	(in thousands)
Cash flows from operating activities
Net income	$584	$423
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of securities, net	146	257
Impairment losses on securities	1	-
Amortization of deferred loan costs, net	59	52
Provision for loan losses	175	220
Loss (gain) on sale of other real estate owned, net	113	(28)
Write-down of other real estate owned	6	-
Depreciation and amortization - premises and equipment	84	78
Amortization - software	3	29
Decrease (increase) in accrued interest receivable and other assets	11	(792)
Income from bank-owned life insurance	(90)	(86)
Decrease in other liabilities	(547)	(456)
Share-based compensation expense	112	-
Deferred tax expense	227	101
ESOP expense	46	39
Net cash provided by (used in) operating activities	930	(163)

Cash flows from investing activities
Proceeds from calls, pay downs and maturities of available-for-sale securities	2,025	2,750
Proceeds from calls, pay downs and maturities of held-to-maturity securities	7,522	9,861
Purchase of Federal Home Loan Bank stock	(106)	(1)
Loan principal originations, net of repayments	(7,276)	(2,553)
Loan purchases	(14,865)	(2,646)
Recoveries of loans previously charged off	14	13
Purchase of bank-owned life insurance	-	(2,500)
Proceeds from sale of other real estate owned	300	357
Capital expenditures - premises and equipment	(27)	(55)
Net cash (used in) provided by investing activities	(12,413)	5,226

Cash flows from financing activities
Net (decrease) increase in deposit accounts	(689)	2,438
Net decrease in mortgagors' escrow accounts	(1,325)	(1,161)
Proceeds from long-term Federal Home Loan Bank advances	8,000	6,000
Repayment of long-term Federal Home Loan Bank advances	(8,000)	(2,000)
Change in short term Federal Home Loan Bank advances, net	9,150	(1,400)
Net (decrease) increase in securities sold under agreements to repurchase	(357)	115
Cash dividends paid on common stock	(313)	(236)
Common stock repurchased	(520)	-
Net cash provided by financing activities	5,946	3,756

Net (decrease) increase in cash and cash equivalents	(5,537)	8,819
Cash and cash equivalents at beginning of year	10,173	5,133
Cash and cash equivalents at end of period	$4,636	$13,952
Supplemental disclosures
Cash paid during the period for:
Interest	$804	$800
Income taxes	105	4
Loans transferred to other real estate owned	144	355

See accompanying notes to consolidated financial statements.

PB Bancorp, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – Organization

PB Bancorp, Inc. (the “Company”) is a Maryland corporation incorporated in 2015 to be the successor to PSB Holdings, Inc. upon completion of the second-step mutual-to-stock conversion (the “Conversion”) of Putnam Bancorp, MHC (the “MHC”), the top tier mutual holding company of PSB Holdings, Inc. PSB Holdings, Inc. was the former mid-tier holding company for Putnam Bank (the “Bank”). Prior to completion of the Conversion, approximately 57% of the shares of common stock of PSB Holdings, Inc. were owned by the MHC. In conjunction with the Conversion, the MHC and PSB Holdings, Inc. merged into the Company and the Company became PSB Holdings, Inc.’s successor. The Conversion was completed on January 7, 2016. The Company raised gross proceeds of $33.7 million by selling a total of 4,215,387 shares of common stock at $8.00 per share in the second step offering. Also, an additional 317,287 shares were purchased by the Bank’s Employee Stock Ownership Plan with the proceeds of a loan from the Company. Concurrent with the completion of the stock offering, each share of PSB Holdings, Inc. stock owned by public stockholders (stockholders other than the MHC) was exchanged for 1.1907 shares of Company common stock. A total of 3,347,728 shares of Company common stock were issued in the exchange. The Conversion was accounted for as a capital raising transaction by entities under common control. The historical financial results of the MHC are immaterial to the results of the Company and therefore the net assets of the MHC have been reflected as an increase to stockholders’ equity.

NOTE 2 – Basis of Presentation

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-Q, and accordingly do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary, consisting of only normal recurring accruals and the elimination of all significant intercompany accounts, to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. The interim results of operations are not necessarily indicative of the operating results to be expected for future periods, including the fiscal year ending June 30, 2017. These financial statements should be read in conjunction with the 2017 consolidated financial statements and notes thereto included in PB Bancorp, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (‘SEC’) on September 25, 2017.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall, (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this Update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Targeted improvements to generally accepted accounting principles include the requirement for equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income cost and the elimination of the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Management is currently evaluating the impact to the consolidated financial statements of adopting this Update. The effect of the requirement to recognize equity investments at fair value through the income statement is dependent upon the amount and market performance of investments held each period. At September 30, 2017, there were no unrealized gains or losses on equity investments.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326), which requires entities to measure all expected credit losses for certain financial assets (such as loans and held-to-maturity securities) held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  Entities will now use forward-looking information to better form their credit loss estimates.  The ASU also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  Management is evaluating the provisions of the Update, and will closely monitor developments and additional guidance to determine the potential impact on the Company’s consolidated financial statements. Management is currently working with a third-party vendor to meet these requirements.

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

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718) to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change in terms or conditions of a share-based payment award. For public business entities, the amendments are effective for fiscal periods beginning December 15, 2017, and interim periods within those annual periods. Early adoption is permitted. The adoption of this Update will impact the consolidated financial statements on a prospective basis dependent upon the terms of an award modification.

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

General component

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, commercial and consumer/other. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; concentrations; changes in lending policies and procedures; experience/ability/depth of lending management and staff; loan rating migration; the effect of other external factors; changes in the value of underlying collateral; changes in the loan review system and national and local economic trends and conditions. During the quarter ended December 31, 2016, the Company changed its calculation of historical losses from a two-year rolling average to a five-year rolling average. The change was made to enable the Company to include more meaningful and relevant loss data over a time period indicative of the risk in the Company’s current loan portfolio. The change in calculation did not have a material effect on our allowance for loan losses.

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

Goodwill. Goodwill is measured as the excess of the cost of a business acquisition over the sum of the amounts assigned to identifiable tangible and intangible assets acquired less liabilities assumed. Goodwill is not amortized but is reviewed for impairment annually or more frequently if circumstances warrant. In 2017 and 2016, the Company used the following two-step approach for reviewing goodwill for impairment:

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

The following information was used in the computation of EPS on both a basic and diluted basis for the three months ended September 30, 2017 and 2016:

	Three months ended September 30,
	2017	2016
Net income	$584,000	$423,000

Weighted average common shares applicable to basic EPS	7,374,609	7,439,029
Effect of dilutive potential common shares	-	-
Weighted average common shares applicable to diluted EPS	7,374,609	7,439,029
Earnings per share:
Basic	$0.08	$0.06
Diluted	$0.08	$0.06

For the three months ended September 30, 2017, options to purchase 392,330 shares were outstanding but not included in the computation of earnings per share because they were anti-dilutive For the three months ended September 30, 2016, options to purchase 27,385 shares were outstanding but not included in the computation of earnings per share because they were anti-dilutive.

NOTE 6 – Investment Securities

The carrying value, estimated fair values, and gross unrealized gains and losses of investment securities by maturity and type are as follows:

	Amortized	Gross Unrealized		Fair
	Cost Basis	Gains	(Losses)	Value
	(in thousands)
September 30, 2017:
Available-for-sale:
Debt securities:
U.S. government and government-sponsored securities:
Due from one through five years	$1,000	$-	$(6)	$994
After ten years	3,732	-	(16)	3,716
	4,732	-	(22)	4,710

Corporate bonds and other securities:
Due from five through ten years	3,000	-	(175)	2,825
After ten years	2,999	-	(216)	2,783
	5,999	-	(391)	5,608
U.S. Government-sponsored and guaranteed mortgage-backed securities:
Due in one year or less	20	-	-	20
From one through five years	1,013	-	(12)	1,001
From five through ten years	6,842	30	(25)	6,847
After ten years	26,204	207	(147)	26,264
	34,079	237	(184)	34,132

Non-agency mortgage-backed securities:
Due after ten years	3,453	507	(227)	3,733
Total debt securities	48,263	744	(824)	48,183

Equity securities:
Auction rate preferred:
Due from five through ten years	8,000	-	-	8,000
After ten years	2,000	-	-	2,000
	10,000	-	-	10,000
Total available-for-sale securities	$58,263	$744	$(824)	$58,183

Held-to-maturity:
U.S. government and government-sponsored securities:
Due in one year or less	$2,250	$-	$-	$2,250
From one through five years	6,969	89	-	7,058
After ten years	4,984	-	(94)	4,890
	14,203	89	(94)	14,198

State agency and municipal obligations
Due from five through ten years	450	-	(7)	443

U.S. Government-sponsored and guaranteed mortgage-backed securities:
Due from one through five years	990	36	-	1,026
From five through ten years	7,138	70	-	7,208
After ten years	79,615	892	(357)	80,150
	87,743	998	(357)	88,384
Total held-to-maturity securities	$102,396	$1,087	$(458)	$103,025

	Amortized	Gross Unrealized		Fair
	Cost Basis	Gains	(Losses)	Value
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

There were no sales of available-for-sale securities for the three months ended September 30, 2017 or 2016. Gains and losses on the sales of securities are recorded on the trade date and are determined using the specific identification method. There were $1,000 in other-than-temporary impairment charges on available-for-sale securities realized in income during the three months ended September 30, 2017. There were no other-than-temporary impairment charges on available-for-sale securities during the three months ended September 30, 2016. The write-downs for the three months ended September 30, 2017 included total other-than-temporary impairment losses on non-agency mortgage-back securities of $2,000, net of $1,000 recognized in other comprehensive loss, before taxes.

The following is a summary of the estimated fair value and related unrealized losses segregated by category and length of time that individual securities have been in a continuous unrealized loss position at:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
September 30, 2017:

Available-for-sale:
U.S. Government and government-sponsored securities	$994	$6	$3,716	$16	$4,710	$22
Corporate bonds and other securities	-	-	5,608	391	5,608	391
U.S. Government-sponsored and guaranteed mortgage-backed securities	15,799	144	3,422	40	19,221	184
Total temporarily impaired available-for-sale	16,793	150	12,746	447	29,539	597

Held-to-maturity:
U.S. Government and government-sponsored securities	7,140	94	-	-	7,140	94
State and political subdivisions	443	7	-	-	443	7
U.S. Government-sponsored and guaranteed mortgage-backed securities	20,969	154	11,621	203	32,590	357
Total temporarily impaired held-to-maturity	28,552	255	11,621	203	40,173	458

Other-than-temporarily impaired debt securities (1):
Non-agency mortgage-backed securities	-	-	1,284	227	1,284	227

Total temporarily-impaired and other-than-temporarily impaired securities	$45,345	$405	$25,651	$877	$70,996	$1,282

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
June 30, 2017:

Available-for-sale:
U.S. Government and government-sponsored securities	$995	$5	$3,771	$17	$4,766	$22
Corporate bonds and other securities	-	-	5,578	421	5,578	421
U.S. Government-sponsored and guaranteed mortgage-backed securities	17,798	192	3,539	41	21,337	233
Total temporarily impaired available-for-sale	18,793	197	12,888	479	31,681	676

Held-to-maturity:
U.S. Government and government-sponsored securities	7,393	52	-	-	7,393	52
State and political subdivisions	445	6	-	-	445	6
U.S. Government-sponsored and guaranteed mortgage-backed securities	27,910	211	7,928	144	35,838	355
Total temporarily impaired held-to-maturity	35,748	269	7,928	144	43,676	413

Other-than-temporarily impaired debt securities (1):
Non-agency mortgage-backed securities	-	-	1,331	231	1,331	231

Total temporarily-impaired and other- than-temporarily impaired securities	$54,541	$466	$22,147	$854	$76,688	$1,320

(1)	Includes other-than-temporary impaired available-for-sale debt securities in which a portion of the other-than-temporary impairment loss remains in accumulated other comprehensive income (loss).

Management evaluates securities for OTTI at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

At September 30, 2017, there were 54 individual investment securities with aggregate depreciation of 1.8% from the Company’s amortized cost basis. Management has the intent and ability to hold these securities until cost recovery occurs and considers these declines to be temporary.

The unrealized losses on the Company’s investment in U.S. Government-sponsored agency bonds and U.S. government-guaranteed and government-sponsored residential mortgage-backed securities were primarily caused by interest rate fluctuations. These investments are guaranteed or sponsored by the U.S. government or an agency thereof. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the investment. Because the decline in market value is attributable to changes in interest rates and not to credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2017.

The Company’s unrealized losses on investments in corporate bonds and other securities relate to investments in companies within the financial services sector. As of September 30, 2017, the Company had five investments in corporate single-issuer trust preferred securities (TRUPs) with a total book value of $6.0 million and total fair value of $5.6 million, all of which were classified as available-for-sale. The single-issuer trust preferred investments are evaluated for other-than-temporary impairment by performing a present value of cash flows each quarter. None of the issuers have deferred interest payments or announced the intention to defer interest payments. The Company believes the decline in fair value is related to the spread over three-month LIBOR, on which the quarterly interest payments are based, as the spread over LIBOR being received is significantly lower than current market spreads. Management concluded the impairment of these investments was considered temporary and asserts that the Company does not have the intent to sell these investments and that it is more likely than not it will not have to sell the investments before recovery of their cost bases which may be at maturity.

At September 30, 2017, there was one state and political subdivision security that had an unrealized loss of 1.6% from the Company’s amortized cost basis. The unrealized loss was primarily caused by interest rate fluctuations. This security is guaranteed by a school district located in Texas. Because the decline in market value is attributable to changes in interest rates and not to credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2017.

For the three months ended September 30, 2017, securities with other-than-temporary impairment losses recognized in earnings consisted of non-agency mortgage-backed securities. For these debt securities, the Company estimated the portion of loss attributable to credit loss using a discounted cash flow model. Significant inputs included the estimated cash flows of the underlying loans based on key assumptions, such as default rate, loss severity and prepayment rate. Assumptions can vary widely from security to security, and are influenced by such factors as loan interest rate, geographical location of the borrower, borrower characteristics and collateral type. The present value of the expected cash flows was compared to the Company’s amortized cost basis to determine the credit-related impairment loss. Based on the expected cash flows derived from the model, the Company expects to recover the remaining unrealized losses on these securities.

The following table represents a roll-forward of the amount of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in other comprehensive loss:

	Three months ended
	September 30,
	2017	2016
	(in thousands)

Balance at beginning of period	$15,982	$15,982
Additional credit losses on securities for which an other-than-temporary impairment charge was previously recorded	1	-

Balance at end of period	$15,983	$15,982

NOTE 7 – Loans

The following table sets forth the composition of our loan portfolio at September 30, 2017 and June 30, 2017:

	September 30,	June 30,
	2017	2017
	(in thousands)

Real Estate:
Residential (1)	$238,025	$225,745
Commercial	76,785	71,558
Residential construction	1,102	1,000
Commercial	16,248	12,123
Consumer and other	873	829

Total loans	333,033	311,255

Net deferred loan costs	1,468	1,317
Allowance for loan losses	(2,960)	(2,780)

Loans, net	$331,541	$309,792

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

The following table presents the Company’s loan classes by internally assigned grades at September 30, 2017 and June 30, 2017:

	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and other	Total
	(in thousands)
September 30, 2017
Grade:
Pass	$233,967	$74,145	$1,102	$16,248	$871	$326,333
Special Mention	388	506	-	-	-	894
Substandard	3,670	2,134	-	-	2	5,806
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$238,025	$76,785	$1,102	$16,248	$873	$333,033

June 30, 2017
Grade:
Pass	$221,514	$68,675	$1,000	$12,123	$827	$304,139
Special Mention	394	715	-	-	-	1,109
Substandard	3,837	2,168	-	-	2	6,007
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$225,745	$71,558	$1,000	$12,123	$829	$311,255

There were no material modifications deemed to be troubled debt restructures for the three months ended September 30, 2017 and 2016.

There were no troubled debt restructurings that subsequently defaulted (defined as 30 or more days past due subsequent to restructuring) within one year of modification during the three months ended September 30, 2017 and 2016.

NOTE 8 – Non-performing Assets, Past Due and Impaired Loans

The table below sets forth the amounts and categories of non-performing assets at the dates indicated:

	At September 30,	At June 30,
	2017	2017
	(Dollars in thousands)
Non-accrual loans:
Real Estate:
Residential	$3,668	$3,837
Commercial	577	594
Consumer	2	2
Total non-accrual loans	4,247	4,433

Accruing loans past due 90 days or more	-	-

Total non-performing loans	4,247	4,433

Other real estate owned	1,539	1,814
Total non-performing assets	$5,786	$6,247

Total non-performing loans to total loans	1.27%	1.42%
Total non-performing assets to total assets	1.09%	1.19%

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

The following table sets forth information regarding past due loans at September 30, 2017 and June 30, 2017:

	30–59 Days	60–89 Days	90 days or Greater	Total
	Past Due	Past Due	Past Due	Past Due
	(in thousands)
At September 30, 2017

Real Estate:
Residential	$433	$258	$310	$1,001
Consumer and other	15	-	-	15
Total	$448	$258	$310	$1,016

At June 30, 2017

Real Estate:
Residential	$230	$349	$455	$1,034
Consumer and other	3	-	-	3
Total	$233	$349	$455	$1,037

The following is a summary of information pertaining to impaired loans at September 30, 2017 and June 30, 2017, none of which had a valuation allowance:

	At September 30, 2017		At June 30, 2017
		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal
	Investment	Balance	Investment	Balance
	(in thousands)
Total impaired loans:
Real Estate:
Residential	$2,121	$2,256	$2,262	$2,367
Commercial	1,304	1,987	1,329	2,013
Total impaired loans	$3,425	$4,243	$3,591	$4,380

The following is a summary of additional information pertaining to impaired loans:

	Three months ended			Three months ended
	September 30, 2017			September 30, 2016
	Average	Interest	Interest Income	Average	Interest	Interest Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
	(in thousands)
Real Estate:
Residential	$2,192	$8	$4	$2,112	$5	$-
Commercial	1,316	22	-	2,552	37	-
Commercial	-	-	-	15	-	-
Total impaired loans	$3,508	$30	$4	$4,679	$42	$-

NOTE 9 – Allowance for Loan Losses

An analysis of the allowance for loan losses for the three months ended September 30, 2017 and 2016 is as follows:

	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and Other	Unallocated	Total
	(in thousands)
Three months ended
September 30, 2017

Beginning balance	$1,359	$1,164	$6	$76	$86	$89	$2,780
Charge-offs	-	-	-	-	(9)	-	(9)
Recoveries	8	-	-	3	3	-	14
Provision (credit)	65	68	1	1	68	(28)	175
Ending Balance	$1,432	$1,232	$7	$80	$148	$61	$2,960

Three months ended
September 30, 2016

Beginning balance	$1,171	$967	$6	$78	$20	$61	$2,303
Charge-offs	(100)	-	-	-	(11)	-	(111)
Recoveries	10	-	-	1	2	-	13
Provision (credit)	202	(53)	7	(9)	38	35	220
Ending Balance	$1,283	$914	$13	$70	$49	$96	$2,425

Further information pertaining to the allowance for loan losses at September 30, 2017 and June 30, 2017 is as follows:

	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and Other	Unallocated	Total
	(in thousands)
At September 30, 2017

Amount of allowance for loan losses for impaired loans	$-	$-	$-	$-	$-	$-	$-

Amount of allowance for loan losses for non-impaired loans	$1,432	$1,232	$7	$80	$148	$61	$2,960

Impaired loans	$2,121	$1,304	$-	$-	$-	$-	$3,425

Non-impaired loans	$235,904	$75,481	$1,102	$16,248	$873	$-	$329,608

At June 30, 2017

Amount of allowance for loan losses for impaired loans	$-	$-	$-	$-	$-	$-	$-

Amount of allowance for loan losses for non-impaired loans	$1,359	$1,164	$6	$76	$86	$89	$2,780

Impaired loans	$2,262	$1,329	$-	$-	$-	$-	$3,591

Non-impaired loans	$223,483	$70,229	$1,000	$12,123	$829	$-	$307,664

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

The Company has recorded share-based compensation expense related to outstanding stock option and restricted stock awards based upon the fair value at the date of grant over the vesting period of such awards on a straight-line basis. The fair value of each restricted stock allocation, based on the market price at the date of grant, is recorded to unearned stock awards. Compensation expense related to unearned restricted shares is amortized to compensation and benefits expense over the vesting period of the restricted stock awards, adjusted by actual forfeitures. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing method which includes several assumptions such as volatility, expected dividends, expected term and risk-free rate for each stock option award. The Company recorded share-based compensation expense in connection with the stock option and restricted stock awards for the three months ended September 30, 2017 of $112,000.

NOTE 11 – Accumulated Other Comprehensive Loss

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the consolidated balance sheets, such items are components of accumulated other comprehensive loss.

The components of accumulated other comprehensive loss and related tax effects are as follows:

	September 30,	June 30,
	2017	2017
	(in thousands)
Net unrealized loss on securities available-for-sale	$(80)	$(180)
Tax effect	29	63
Accumulated other comprehensive loss	$(51)	$(117)

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s assets carried at fair value for September 30, 2017.

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

The Company did not have any transfers of assets between levels of the fair value hierarchy during the three months ended September 30, 2017.

The following summarizes assets measured at fair value on a recurring basis at September 30, 2017 and June 30, 2017:

	Total Fair
	Value	Level 1	Level 2	Level 3
	(in thousands)
At September 30, 2017

Securities available-for-sale:
U.S. government and government-sponsored securities	$4,710	$-	$4,710	$-
Corporate bonds and other securities	5,608	-	5,608	-
U.S. Government-sponsored and guaranteed mortgage-backed securities	34,132	-	34,132	-
Non-agency mortgage-backed securities	3,733	-	3,733	-
Equity securities	10,000	-	-	10,000
Total	$58,183	$-	$48,183	$10,000

At June 30, 2017

Securities available-for-sale:
U.S. government and government-sponsored securities	$4,766	$-	$4,766	$-
Corporate bonds and other securities	5,578	-	5,578	-
U.S. Government-sponsored and guaranteed mortgage-backed securities	35,915	-	35,915	-
Non-agency mortgage-backed securities	3,891	-	3,891	-
Equity securities	10,000	-	-	10,000
Total	$60,150	$-	$50,150	$10,000

There were no changes in level 3 assets measured at fair value for the three months ended September 30, 2017 and 2016.

The following summarizes assets measured at fair value on a non-recurring basis and the adjustments to the carrying value at and for the three months ended September 30, 2017 and 2016:

					Total Losses
					for the three
	Total Fair				months ended
	Value	Level 1	Level 2	Level 3	September 30, 2017
	(in thousands)
At September 30, 2017

Other real estate owned	81	-	-	81	6
	$81	$-	$-	$81	$6

					Total Losses
					for the three
	Total Fair				months ended
	Value	Level 1	Level 2	Level 3	September 30, 2016
	(in thousands)
At June 30, 2017

Other real estate owned	$345	$-	$-	$345	$43
	$345	$-	$-	$345	$43

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

There were no liabilities measured at fair value on a recurring or non-recurring basis at September 30, 2017 or June 30, 2017.

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

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, as of September 30, 2017 and June 30, 2017:

	September 30, 2017
	Carrying	Fair Value Hierarchy			Total Fair
	Amount	Level 1	Level 2	Level 3	Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$4,636	$4,636	$-	$-	$4,636
Securities available-for-sale	58,183	-	48,183	10,000	58,183
Securities held-to-maturity	102,396	-	103,025	-	103,025
Federal Home Loan Bank stock	4,459	-	-	4,459	4,459
Loans, net	331,541	-	-	330,979	330,979
Accrued interest receivable	1,239	-	-	1,239	1,239

Financial liabilities:
Deposits	365,072	-	-	366,601	366,601
Mortgagors' escrow accounts	1,525	-	-	1,525	1,525
Federal Home Loan Bank advances	76,150	-	77,079	-	77,079
Securities sold under agreements to repurchase	1,225	-	1,225	-	1,225
Accrued interest payable	115	-	-	115	115

	June 30, 2017
	Carrying	Fair Value Hierarchy			Total Fair
	Amount	Level 1	Level 2	Level 3	Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$10,173	$10,173	$-	$-	$10,173
Securities available-for-sale	60,150	-	50,150	10,000	60,150
Securities held-to-maturity	110,022	-	110,823	-	110,823
Federal Home Loan Bank stock	4,353	-	-	4,353	4,353
Loans, net	309,792	-	-	310,015	310,015
Accrued interest receivable	1,258	-	-	1,258	1,258

Financial liabilities:
Deposits	365,761	-	-	367,233	367,233
Mortgagors' escrow accounts	2,850	-	-	2,850	2,850
Federal Home Loan Bank advances	67,000	-	68,079	-	68,079
Securities sold under agreements to repurchase	1,582	-	1,582	-	1,582
Accrued interest payable	115	-	-	115	115

NOTE 13 – Subsequent Events

On October 4, 2017, the Board of Directors of PB Bancorp, Inc. declared a cash dividend of $0.05 per share for stockholders of record as of October 18, 2017, which is payable on November 1, 2017.

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

The contractual amounts of outstanding commitments were as follows:

	September 30,	June 30,
	2017	2017
	(in thousands)
Commitments to extend credit:
Loan commitments	$5,532	$3,859
Unadvanced construction loans	7,954	9,469
Unadvanced lines of credit	19,070	18,025
Standby letters of credit	410	710
Outstanding commitments	$32,966	$32,063

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses changes in the financial condition at September 30, 2017 and June 30, 2017 and results of operations for the three months ended September 30, 2017 and 2016, and should be read in conjunction with the Company’s Consolidated Financial Statements (unaudited) and the notes thereto, appearing in Part I, Item 1 of this quarterly report. These financial statements should be read in conjunction with the 2017 Consolidated Financial Statements and notes thereto included in PB Bancorp, Inc.’s Annual Report on Form 10-K filed with the SEC on September 25, 2017.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. PB Bancorp intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of PB Bancorp, are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. PB Bancorp’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of PB Bancorp and its subsidiary include, but are not limited to, changes in: interest rates, general economic conditions, legislation and regulations, real estate values, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan and investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in PB Bancorp’s market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning PB Bancorp and its business, including additional factors that could materially affect PB Bancorp financial results, is included in PB Bancorp’s filings with the Securities and Exchange Commission, including the risk factors included in PB Bancorp’s Annual Report on Form 10-K filed with the SEC on September 25, 2017.

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

Our net income increased $161,000, or 38.1%, to $584,000, or $0.08 per basic and diluted share for the three months ended September 30, 2017, compared to net income of $423,000, or $0.06 per basic and diluted share for the three months ended September 30, 2016. This was due primarily to an increase in net interest income of $492,000, or 17.1% to $3.4 million for the three months ended September 30, 2017 from $2.9 million for the three months ended September 30, 2016, while non-interest income decreased $111,000, or 17.1% to $540,000, for the three months ended September 30, 2017 from $651,000 for the three months ended September 30, 2016.  The provision for loan losses decreased $45,000, or 20.5% to $175,000 for the three months ended September 30, 2017 from $220,000 for the three months ended September 30, 2016. Non-interest expense increased $175,000, or 6.3% to $2.9 million for the three months ended September 30, 2017 from $2.8 million for the three months ended September 30, 2016 Income tax expense increased $90,000, or 74.4% to $211,000 for the three months ended September 30, 2017 from $121,000 for the three months ended September 30, 2016.

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

Comparison of Financial Condition at September 30, 2017 and June 30, 2017

Assets

Total assets were $530.4 million at September 30, 2017, an increase of $6.2 million, or 1.2%, from $524.1 million at June 30, 2017. Cash and cash equivalents decreased $5.5 million, or 54.4%, to $4.6 million at September 30, 2017 compared to $10.2 million at June 30, 2017. Investments in held-to-maturity securities decreased $7.6 million, or 6.9%, to $102.4 million at September 30, 2017 compared to $110.0 million at June 30, 2017 and investments in available-for-sale securities decreased $2.0 million, or 3.3%, to $58.2 million at September 30, 2017 compared to $60.2 million at June 30, 2017. Net loans outstanding increased $21.7 million, or 7.0%, to $331.5 million at September 30, 2017 from $309.8 million at June 30, 2017. The increase in loans was primarily due to a $12.3 million, or 5.4%, increase in residential real estate loans to $238.0 million at September 30, 2017 from $225.7 million at June 30, 2017. This increase reflected $14.9 million in residential loan purchases. Commercial real estate loans increased $5.2 million, or 7.3%, to $76.8 million at September 30, 2017 from $71.6 million at June 30, 2017. With increased loan demand, we have been using excess cash to fund loan originations instead of investing in securities.

Allowance for Loan Losses

The table below indicates the relationship between the allowance for loan losses, total loans outstanding and non-performing loans at September 30, 2017 and June 30, 2017. For additional information, see “Comparison of Operating Results for the three months ended September 30, 2017 and 2016 – Provision for Loan Losses.”

	September 30,	June 30,
	2017	2017
	(Dollars in thousands)
Allowance for loan losses	$2,960	$2,780
Total loans	334,501	312,572
Non-performing loans	4,247	4,433
Allowance/total loans	0.88%	0.89%
Allowance/non-performing loans	69.7%	62.7%

Liabilities

Total liabilities increased $6.2 million, or 1.4%, to $445.8 million at September 30, 2017 from $439.6 million at June 30, 2017. Total deposits decreased $689,000, or 0.2%, to $365.1 million at September 30, 2017 from $365.8 million at June 30, 2017. We experienced an increase in non-interest-bearing deposits of $429,000, or 0.6% to $72.2 million at September 30, 2017 compared to $71.8 million at June 30, 2017. Interest-bearing deposits decreased $1.1 million, or 0.4% to $292.9 million at September 30, 2017 compared to $294.0 million at June 30, 2017. Total Federal Home Loan Bank borrowings increased $9.2 million, or 13.7%, to $76.2 million at September 30, 2017 from $67.0 million at June 30, 2017. Securities sold under agreements to repurchase decreased $357,000, or 22.6% to $1.2 million at September 30, 2017 compared to $1.6 million at June 30, 2017. Mortgagors’ escrow accounts decreased $1.3 million, or 46.5% to $1.5 million at September 30, 2017 compared to $2.8 million at June 30, 2017.

Stockholders’ Equity

Total stockholders’ equity remained relatively unchanged at $84.5 million at September 30, 2017 and June 30, 2017. We had $584,000 of net income during the three months ended September 30, 2017. The Company repurchased 50,000 shares for $520,000 during the most recent quarter ended September 30, 2017. Dividends paid during the three months ended September 30, 2017 were $313,000.

Comparison of Operating Results for the Three Months Ended September 30, 2017 and 2016

Interest and Dividend Income. Interest and dividend income increased $492,000, or 13.4% to $4.2 million for the three months ended September 30, 2017 compared to $3.7 million for the three months ended September 30, 2016. The average balance of interest-earning assets increased $19.5 million, or 4.1% to $497.6 million for the three months ended September 30, 2017 from $478.1 million for the three months ended September 30, 2016. The average yield on interest-earning assets increased to 3.33% for the three months ended September 30, 2017 from 3.06% for the three months ended September 30, 2016.

Interest income on loans increased $605,000, or 23.5% to $3.2 million for the three months ended September 30, 2017 compared to $2.6 million for the three months ended September 30, 2016. This was due to an increase in average loans outstanding which was partially offset by a decrease in yield. The average balance of loans increased $68.5 million, or 26.9% to $323.4 million for the three months ended September 30, 2017 from $254.9 million for the three months ended September 30, 2016. The yield on average loans decreased 11 basis points to 3.90% for the three months ended September 30, 2017 from 4.01% for the three months ended September 30, 2016, due to continued repayments of higher-yielding loans and originating newer loans in a lower interest rate environment.

Interest income on investments decreased $111,000, or 10.1% to $990,000 for the three months ended September 30, 2017 compared to $1.1 million for the three months ended September 30, 2016. This was due to a decrease in the average balance of investments of $42.9 million, or 20.1% to $170.2 million for the three months ended September 30, 2017 from $213.1 million for the three months ended September 30, 2016. This was partially offset by an increase in yield of 25 basis points to 2.31% for the three months ended September 30, 2017 from 2.06% for the three months ended September 30, 2016.

Interest Expense. Interest expense remained unchanged at $803,000 for the three months ended September 30, 2017 and 2016. Total average interest-bearing liabilities increased $18.5 million, or 5.3% to $368.9 million for the three months ended September 30, 2017 compared to $350.4 million for the three months ended September 30, 2016. The cost of average interest-bearing liabilities decreased to 0.86% for the three months ended September 30, 2017 compared to 0.91% for the three months ended September 30, 2016.

Interest expense on deposits decreased by $3,000, or 0.7%, to $447,000 for the three months ended September 30, 2017 from $450,000 for the three months ended September 30, 2016. Interest expense on time deposits increased $4,000, or 1.2%, to $343,000 for the three months ended September 30, 2017 from $339,000 for the three months ended September 30, 2016. Our interest expense on deposits has benefited from a shift in higher-rate time deposits to lower-rate non-maturity accounts. The cost of interest-bearing deposits remained unchanged at 0.61% for the three months ended September 30, 2017 and 2016 reflecting the continued low interest rate environment.

Interest expense on borrowings increased by $3,000, or 0.8%%, to $356,000 for the three months ended September 30, 2017 from $353,000 for the three months ended September 30, 2016. The rate paid on borrowings decreased 53 basis points to 1.84% for the three months ended September 30, 2017 from 2.37% for the three months ended September 30, 2016. Average borrowings increased $17.6 million, or 29.7%, to $76.8 million for the three months ended September 30, 2017 from $59.2 million for the three months ended September 30, 2016. Average Federal Home Loan Bank advances increased $18.7 million, or 33.7%, to $74.0 million for the three months ended September 30, 2017 from $55.3 million for the three months ended September 30, 2016. The average rate on Federal Home Loan Bank advances decreased 63 basis points to 1.90% for the three months ended September 30, 2017 from 2.53% for the three months ended September 30, 2016. Average other borrowed money decreased $1.0 million, or 26.8%, to $2.8 million for the three months ended September 30, 2017 from $3.9 million for the three months ended September 30, 2016.

Net Interest Income. Net interest income increased $492,000, or 17.1%, to $3.4 million for the three months ended September 30, 2017 from $2.9 million for the three months ended September 30, 2016. Our interest rate spread increased to 2.47% for the three months ended September 30, 2017 from 2.15% for the three months ended September 30, 2016 and our net interest-earning assets increased $1.0 million, or 0.8%. Our net interest margin increased to 2.69% for the three months ended September 30, 2017 from 2.40% for the three months ended September 30, 2016.

Provision for Loan Losses. The provision for loan losses decreased $45,000, or 20.5% to $175,000 for the three months ended September 30, 2017 compared to $220,000 for the three months ended September 30, 2016. This decrease was due to a reduction in net charge-offs during the three months ended September 30, 2017. The provision for loan losses for the three months ended September 30, 2017 was related to the growth in total loans of $21.9 million, or 7.0% during the three months ended September 30, 2017.

Non-interest Income. Non-interest income decreased $111,000, or 17.1%, to $540,000 for the three months ended September 30, 2017 compared to $651,000 for the three months ended September 30, 2016. This was primarily due to an increase in net losses on sales of other real estate owned of $141,000. This was partially offset by increases in fees for service of $44,000 and net commissions from brokerage services of $16,000 for the three months ended September 30, 2017.

Non-interest Expense. Non-interest expense increased $175,000, or 6.3% to $2.9 million for the three months ended September 30, 2017 from $2.8 million for the three months ended September 30, 2016. Salaries and benefits expense increased $142,000, or 8.5% to $1.8 million for the three months ended September 30, 2017 from $1.7 million for the three months ended September 30, 2016. This was primarily due to an increase in employee stock award expense of $73,000. Occupancy and equipment expense remained unchanged at $297,000 for the three months ended September 30, 2017 and 2016. All other non-interest expense, consisting primarily of data processing expense, Federal Deposit Insurance Corporation deposit insurance, professional fees and marketing expense increased by $33,000, or 4.1%, to $832,000 for the three months ended September 30, 2017 from $799,000 for the three months ended September 30, 2016. This was primarily due to an increase in data processing expense of $54,000 during the three months ended September 30, 2017.

Income Tax Expense. Income tax expense increased by $90,000, or 74.4% to $211,000 for the three months ended September 30, 2017 from $121,000 for the three months ended September 30, 2016, due to a $251,000 increase in income before tax expense, partially offset by an increase in non-taxable bank-owned life insurance income and certain dividend income. Our effective tax rate was 26.5% for the three months ended September 30, 2017 compared to 22.2% for the three months ended September 30, 2016. Tax expense is based on a year-to-date basis at a forecasted effective rate. The effective tax rates differed from the statutory tax rate of 34% primarily due to the dividends-received deduction applicable to certain securities in our investment portfolio, tax-exempt municipal income and non-taxable bank-owned life insurance income.

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

	For the Three Months Ended September 30,
	2017			2016
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Income/Expense	Cost	Balance	Income/Expense	Cost
	(Dollars in thousands)
Interest-earning assets:
Investment securities	$170,244	$990	2.31%	$213,135	$1,101	2.06%
Loans	323,381	3,177	3.90%	254,920	2,572	4.01%
Other earning assets	3,984	8	0.80%	10,041	10	0.40%
Total interest-earning assets	497,609	4,175	3.33%	478,096	3,683	3.06%
Non-interest-earning assets	29,387			30,918
Total assets	$526,996			$509,014

Interest-bearing liabilities:
NOW accounts	$80,888	76	0.37%	$84,440	84	0.40%
Savings accounts	82,372	17	0.08%	76,589	18	0.09%
Money market accounts	21,460	11	0.20%	18,864	9	0.19%
Time deposits	107,323	343	1.27%	111,292	339	1.21%
Total interest-bearing deposits	292,043	447	0.61%	291,185	450	0.61%
FHLB advances	73,985	355	1.90%	55,331	352	2.53%
Other borrowed money	2,847	1	0.14%	3,889	1	0.10%
Total other borrowed money	76,832	356	1.84%	59,220	353	2.37%
Total interest-bearing liabilities	368,875	803	0.86%	350,405	803	0.91%
Non-interest-bearing demand deposits	71,338			71,045
Other non-interest-bearing liabilities	2,106			2,326
Capital accounts	84,677			85,238
Total liabilities and capital accounts	$526,996			$509,014

Net interest income		$3,372			$2,880
Interest rate spread			2.47%			2.15%
Net interest-earning assets	$128,734			$127,691
Net interest margin			2.69%			2.40%
Average earning assets to average interest-bearing liabilities			134.90%			136.44%

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

	For the Three Months Ended September 30, 2017
	Compared to the Three Months Ended September 30, 2016
	Increase (Decrease) Due to change in
	Rate	Volume	Net
	(In thousands)

INTEREST INCOME

Investment securities	$626	$(737)	$(111)
Loans	(476)	1,081	605
Other interest-earning assets	29	(31)	(2)
TOTAL INTEREST INCOME	179	313	492

INTEREST EXPENSE

NOW accounts	(5)	(3)	(8)
Savings accounts	(7)	6	(1)
Money market accounts	1	1	2
Time deposits	57	(53)	4
FHLB advances	(399)	402	3
Other borrowed money	1	(1)	-
TOTAL INTEREST EXPENSE	(352)	352	-
CHANGE IN NET INTEREST INCOME	$531	$(39)	$492

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

Net interest income at-risk measures the risk of a decline in earnings due to potential short-term and long- term changes in interest rates. The table below represents an analysis of our IRR as measured by the estimated changes in NII, resulting from an instantaneous and sustained parallel shift in the yield curve (+100 and +200 basis points) at September 30, 2017 and June 30, 2017.

Net Interest Income At-Risk
	Estimated Increase (Decrease)	Estimated Increase (Decrease)
Change in Interest Rates	in NII	in NII
(Basis Points)	September 30, 2017	June 30, 2017

+ 200	(2.18)%	(0.44)%
+ 100	0.27%	0.98%
- 100	(3.98)%	(5.16)%

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

The tables below set forth, at September 30, 2017, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve based on information produced by an external consultant. This data is for Putnam Bank only and does not include any yield curve changes in the assets of PB Bancorp, Inc.

				NPV as a Percentage of Present
				Value of Assets (3)
Change in		Estimated Increase (Decrease) in			Increase
Interest Rates	Estimated	NPV			(Decrease)
(basis points) (1)	NPV (2)	Amount	Percent	NPV Ratio (4)	(basis points)

+300	$62,053	$(18,318)	-22.79%	13.14%	(244)
+200	$69,303	$(11,067)	-13.77%	14.22%	(135)
+100	$76,055	$(4,316)	-5.37%	15.15%	(43)
0	$80,371	$-	0.00%	15.57%	0
-100	$81,738	$1,368	1.70%	15.46%	(11)

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV ratio represents NPV divided by the present value of assets.

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

Liquidity

The term liquidity refers to the ability of the Company and the Bank to meet current and future short-term financial obligations. The Company and the Bank further define liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses. Liquidity management is both a daily and long-term function of business management. The Bank’s primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, and Federal Home Loan Bank of Boston borrowings. The Bank can borrow funds from the Federal Home Loan Bank of Boston based on eligible collateral of loans and securities. The Bank had Federal Home Loan Bank of Boston borrowings as of September 30, 2017 of $76.2 million, with unused borrowing capacity of $35.5 million. The Bank has an internal limit of wholesale borrowings to total assets ratio of 30.0%. As of September 30, 2017, the ratio of wholesale borrowings to total assets was 14.6%.

The Bank’s primary investing activities are the origination of loans and the purchase of investment securities. During the three months ended September 30, 2017, the Bank’s loan originations net of principal collections were $7.3 million compared to $2.6 million for the three months ended September 30, 2016. There were no security purchases during the three months ended September 30, 2017 and 2016. Loan purchases were $14.9 million for the three months ended September 30, 2017 compared to $2.6 million in loan purchases for the three months ended September 30, 2016.

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

Certificates of deposit totaled $108.9 million at September 30, 2017. The Bank relies on competitive rates, customer service and long-standing relationships with customers to retain deposits. Based on the Bank’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict with certainty future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

Federal banking regulations require a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5%, a minimum ratio of Tier 1 capital to risk-weighted assets of 6% and a minimum leverage ratio of 4% for all banking organizations. Additionally, community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital, Tier 1 capital or Total capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonuses. The capital conservation buffer will be phased in over three years, beginning on January 1, 2016. As of January 1, 2017, the phase-in amount was 1.25%. Also, certain new deductions from and adjustments to regulatory capital will be phased in over several years. Management believes that the Bank’s capital levels will remain characterized as “well-capitalized” throughout the phase in periods.  Due to our asset size, the Company is not subject to capital requirements.

As of September 30, 2017, the most recent notification from the Federal Reserve Bank of Boston, categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes would change our category. The following table shows the Bank’s required minimum capital ratios in order to be considered well-capitalized and the actual capital ratios as of September 30, 2017 and June 30, 2017.

	Required	Actual	Actual
	Ratio	Amount	Ratio
		(in thousands)
September 30, 2017

Tier 1 Leverage	5.00%	$63,587	12.44%
Common Equity Tier 1 Capital	6.50	63,587	18.94
Tier 1 Risk-based Capital	8.00	63,587	18.94
Total Capital	10.00	66,587	19.83

June 30, 2017

Tier 1 Leverage	5.00%	$62,813	12.56%
Common Equity Tier 1 Capital	6.50	62,813	19.33
Tier 1 Risk-based Capital	8.00	62,813	19.33
Total Capital	10.00	65,632	20.20

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

For the three months ended September 30, 2017, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

a) Not applicable

b) Not applicable

c) The following table shows the Company’s repurchase of its common stock for the three months ended September 30, 2017.

			Total Number of
			Shares Purchased	Maximum Number of
			as Part of Publicly	Shares that May Yet Be
	Total Number of	Average Price	Announced Plans	Purchased Under Plans
Period	Shares Purchased	Paid per Share	or Programs (1)	or Programs (1)
July 1, 2017 through July 31, 2017	—	—	211,400	182,620
August 1, 2017 through August 31, 2017	50,000	$10.41	261,400	132,620
September 1, 2017 through September 30, 2017			261,400	132,620
	50,000	$10.41	261,400	132,620

(1)	On January 18, 2017, the Company adopted a stock repurchase program. Under the repurchase program, the Company may repurchase up to 394,020 shares of its common stock. The repurchase program permits shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The repurchase program has no expiration date.

Item 3.	Defaults Upon Senior Securities – Not applicable

Item 4.	Mine Safety Disclosures – Not Applicable

Item 5.	Other Information - Not Applicable

Item 6.	Exhibits

Exhibits

31.1	Chief Executive Officer Certification pursuant to 17 CFR 240.13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to 17 CFR 240.13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

101	The following materials from PB Bancorp’s Quarterly Report on Form 10-Q for the three months ended September 30, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PB BANCORP, INC.
(Registrant)

Date: November 13, 2017	/s/ Thomas A. Borner
Thomas A. Borner
President and Chief Executive Officer

Date: November 13, 2017	/s/ Robert J. Halloran, Jr.
Robert J. Halloran, Jr.
Executive Vice President, Chief Financial Officer and Treasurer

