Form 10-Q
period 2017-12-31
PB Bancorp, Inc.
filed 2018-02-12
CIK 1652106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

As of February 1, 2018, there were 7,770,579 shares of the registrant’s common stock outstanding.

PB Bancorp, Inc.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

PB Bancorp, Inc.

Consolidated Balance Sheets

(Unaudited)

	December 31,	June 30,
	2017	2017
	(in thousands except share data)
ASSETS
Cash and due from depository institutions	$4,491	$4,331
Interest-bearing demand deposits with other banks	10,059	5,842
Total cash and cash equivalents	14,550	10,173
Securities available-for-sale, at fair value	54,209	60,150
Securities held-to-maturity (fair value of $93,427 as of December 31, 2017 and $110,823 as of June 30, 2017)	93,477	110,022
Federal Home Loan Bank stock, at cost	4,486	4,353
Loans	342,302	312,572
Less: Allowance for loan losses	(2,965)	(2,780)
Net loans	339,337	309,792
Premises and equipment, net	3,378	3,483
Accrued interest receivable	1,335	1,258
Other real estate owned	1,310	1,814
Goodwill	6,912	6,912
Bank-owned life insurance	12,734	12,555
Net deferred tax asset	1,616	1,862
Other assets	1,759	1,774

Total assets	$535,103	$524,148

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Non-interest-bearing	$70,031	$71,783
Interest-bearing	292,287	293,978
Total deposits	362,318	365,761
Mortgagors' escrow accounts	2,787	2,850
Federal Home Loan Bank advances	79,725	67,000
Securities sold under agreements to repurchase	2,877	1,582
Other liabilities	2,560	2,418
Total liabilities	450,267	439,611

Stockholders' Equity
Preferred stock, 50,000,000 shares authorized, $0.01 par value, no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.01 par value, 7,771,769 and 7,826,769 shares issued and outstanding at December 31, 2017 and June 30, 2017, respectively.	78	78
Additional paid-in capital	61,766	62,243
Retained earnings	27,869	27,195
Accumulated other comprehensive loss	(238)	(117)
Unearned ESOP shares	(3,366)	(3,439)
Unearned stock awards	(1,273)	(1,423)
Total stockholders' equity	84,836	84,537

Total liabilities and stockholders' equity	$535,103	$524,148

See accompanying notes to consolidated financial statements.

PB Bancorp, Inc.

Consolidated Statements of Net Income

(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2017	2016	2017	2016
	(in thousands, except per share data)
Interest and dividend income:
Interest and fees on loans	$3,307	$2,673	$6,484	$5,246
Interest and dividends on investments	945	1,075	1,935	2,175
Other	53	49	61	59
Total interest and dividend income	4,305	3,797	8,480	7,480

Interest expense:
Deposits and escrow	460	446	906	896
Borrowed funds	344	360	701	713
Total interest expense	804	806	1,607	1,609
Net interest and dividend income	3,501	2,991	6,873	5,871

Provision for loan losses	-	216	175	436
Net interest and dividend income after provision for loan losses	3,501	2,775	6,698	5,435

Non-interest income:
Total other-than-temporary impairment losses on debt securities	-	-	(2)	-
Portion of losses recognized in other comprehensive income	-	-	1	-
Net impairment losses recognized in earnings	-	-	(1)	-
Fees for services	478	429	961	867
Mortgage banking activities	-	31	4	47
Net commissions from brokerage services	35	31	80	60
Income from bank-owned life insurance	90	91	179	177
Gain (loss) on sales of other real estate owned, net	66	3	(47)	31
Legal settlement	155	521	155	521
Other income	34	57	66	111
Total non-interest income	858	1,163	1,397	1,814

Non-interest expense:
Compensation and benefits	1,842	1,731	3,654	3,402
Occupancy and equipment	298	313	595	610
Data processing	273	286	506	466
LAN/WAN network	30	37	65	72
Advertising and marketing	57	43	99	77
FDIC deposit insurance	39	39	79	122
Other real estate owned	61	54	122	110
Write-down of other real estate owned	8	43	14	43
Other	483	453	898	864
Total non-interest expense	3,091	2,999	6,032	5,766
Income before income tax expense	1,268	939	2,063	1,483

Income tax expense	477	255	688	376
NET INCOME	$791	$684	$1,375	$1,107

Earnings per common share:
Basic	$0.11	$0.09	$0.19	$0.15
Diluted	$0.11	$0.09	$0.19	$0.15

See accompanying notes to consolidated financial statements.

PB Bancorp, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three months ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
	(in thousands)
Net income	$791	$684	$1,375	$1,107

Other comprehensive loss:
Net unrealized holding losses on available-for-sale securities	(285)	(525)	(185)	(298)
Reclassification adjustment for losses realized in income on available-for-sale securities (1)	-	-	1	-
Non-credit portion of other-than-temporary losses on available-for-sale securities	-	-	(1)	-

Other comprehensive loss before tax	(285)	(525)	(185)	(298)
Income tax benefit related to other comprehensive income	98	185	64	108
Other comprehensive loss net of tax	(187)	(340)	(121)	(190)
Total comprehensive income	$604	$344	$1,254	$917

(1) Reported in net impairment losses recognized in earnings included in non-interest income on the consolidated statements of net income. There were no income tax benefits associated with the reclassification adjustments.

See accompanying notes to consolidated financial statements.

PB Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

for the six months ended December 31, 2017 and 2016

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Unearned ESOP Shares	Unearned Stock Awards	Total Stockholders' Equity
	(dollars in thousands, except per share data)

Balances at June 30, 2016	$79	$62,837	$25,901	$(143)	$(3,586)	$-	$85,088

Comprehensive income	-	-	1,107	(190)	-	-	917
Cash dividends declared ($0.06 per share)	-	-	(473)	-	-	-	(473)
ESOP shares committed to be released (9,009 shares)	-	7	-	-	74	-	81

Balances at December 31, 2016	$79	$62,844	$26,535	$(333)	$(3,512)	$-	$85,613

Balances at June 30, 2017	$78	$62,243	$27,195	$(117)	$(3,439)	$(1,423)	$84,537

Comprehensive income	-	-	1,375	(121)	-	-	1,254
Cash dividends declared and paid ($0.09 per share)	-	-	(701)	-	-	-	(701)
ESOP shares committed to be released (9,009 shares)	-	21	-	-	73	-	94
Common stock repurchased (55,000 shares)	-	(572)	-	-	-	-	(572)
Share-based compensation expense	-	74	-	-	-	150	224

Balances at December 31, 2017	$78	$61,766	$27,869	$(238)	$(3,366)	$(1,273)	$84,836

See accompanying notes to consolidated financial statements.

PB Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months
	ended December 31,
	2017	2016
	(in thousands)
Cash flows from operating activities
Net income	$1,375	$1,107
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities premiums, net	282	462
Impairment losses on securities	1	-
Amortization of deferred loan costs, net	116	90
Provision for loan losses	175	436
Loss (gain) on sale of other real estate owned, net	47	(31)
Write-down of other real estate owned	14	43
Loss on sale of premises and equipment	1	9
Depreciation and amortization - premises and equipment	163	168
Amortization - software	5	44
Increase in accrued interest receivable and other assets	(20)	(315)
Income from bank-owned life insurance	(179)	(177)
Increase in other liabilities	142	385
Share-based compensation expense	224	-
Deferred tax expense (benefit)	262	(23)
ESOP expense	94	81
Net cash provided by operating activities	2,702	2,279

Cash flows from investing activities
Proceeds from calls, pay downs and maturities of available-for-sale securities	5,673	5,323
Proceeds from calls, pay downs and maturities of held-to-maturity securities	16,346	19,082
Purchase of Federal Home Loan Bank stock	(133)	(223)
Loan principal originations, net of repayments	(10,313)	(24,920)
Loan purchases	(19,699)	(10,719)
Recoveries of loans previously charged off	32	30
Purchase of bank-owned life insurance	-	(2,500)
Proceeds from sale of other real estate owned	587	400
Capital expenditures - premises and equipment	(59)	(107)
Capital expenditures - software	-	(32)
Net cash used in investing activities	(7,566)	(13,666)

Cash flows from financing activities
Net (decrease) increase in deposit accounts	(3,443)	8,065
Net (decrease) increase in mortgagors' escrow accounts	(63)	17
Proceeds from long-term Federal Home Loan Bank advances	19,730	11,000
Repayment of long-term Federal Home Loan Bank advances	(13,004)	(2,000)
Change in short term Federal Home Loan Bank advances, net	6,000	(1,400)
Net increase in securities sold under agreements to repurchase	1,294	1,372
Cash dividends paid on common stock	(701)	(473)
Common stock repurchased	(572)	-
Net cash provided by financing activities	9,241	16,581

Net increase in cash and cash equivalents	4,377	5,194
Cash and cash equivalents at beginning of year	10,173	5,133
Cash and cash equivalents at end of period	$14,550	$10,327
Supplemental disclosures
Cash paid during the period for:
Interest	$1,594	$1,600
Income taxes	370	4
Loans transferred to other real estate owned	144	467

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

NOTE 2 – Basis of Presentation

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-Q, and accordingly do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary, consisting of only normal recurring accruals and the elimination of all significant intercompany accounts, to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. The interim results of operations are not necessarily indicative of the operating results to be expected for future periods, including the fiscal year ending June 30, 2018. These financial statements should be read in conjunction with the 2017 consolidated financial statements and notes thereto included in PB Bancorp, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (‘SEC’) on September 25, 2017.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall, (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this Update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Targeted improvements to generally accepted accounting principles include the requirement for equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income cost and the elimination of the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Management is currently evaluating the impact to the consolidated financial statements of adopting this Update. The effect of the requirement to recognize equity investments at fair value through the income statement is dependent upon the amount and market performance of investments held each period. At December 31, 2017, there were no unrealized gains or losses on equity investments.

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

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718) to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change in terms or conditions of a share-based payment award. For public business entities, the amendments are effective for fiscal periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted. The adoption of this Update will impact the consolidated financial statements on a prospective basis dependent upon the terms of an award modification.

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

General component

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, commercial and consumer/other. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; concentrations; changes in lending policies and procedures; experience/ability/depth of lending management and staff; loan rating migration; the effect of other external factors; changes in the value of underlying collateral; changes in the loan review system and national and local economic trends and conditions. During the quarter ended December 31, 2016, the Company changed its calculation of historical losses from a two-year rolling average to a five-year rolling average. The change was made to enable the Company to include more meaningful and relevant loss data over a time period indicative of the risk in the Company’s current loan portfolio. The change in calculation did not have a material effect on our allowance for loan losses. There were no other changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses through December 31, 2017.

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

On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act (the “Act”). The Act includes a number of changes in existing tax law impacting businesses including, among other things, a permanent reduction in the corporate income tax rate from 34% to 21%, effective on January 1, 2018. As a result of this rate reduction, the Company revalued its net deferred tax asset as of December 22, 2017 resulting in a reduction in the value of the net deferred tax asset of $211,000, which was recorded as additional tax expense in the Company’s consolidated statements as of and for the three and six months ended December 31, 2017. Included in the additional tax expense is $47,000 related to net unrealized losses on securities available-for-sale. The accounting treatment effectively stranded $47,000 of deferred tax items in accumulated other comprehensive income. The Company has developed a reasonable estimate of the other provisions of the Act in determining the current year income tax provision.

Management has discussed the development and selection of these critical accounting policies with the Audit Committee.

NOTE 5 – Earnings Per Share (EPS)

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. The rights to dividends on unvested options/awards are non-forfeitable, therefore the unvested awards/options are considered outstanding in the computation of basic earnings per share. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. For purposes of computing diluted EPS, the treasury stock method is used.

The following information was used in the computation of EPS on both a basic and diluted basis for the three and six months ended December 31, 2017 and 2016:

	Three months ended December 31,		Six months ended December 31,
	2017	2016	2017	2016
Net income	$791,000	$684,000	$1,375,000	$1,107,000

Weighted average common shares applicable to basic EPS	7,354,602	7,443,533	7,364,606	7,441,281
Effect of dilutive potential common shares	—	704	—	352
Weighted average common shares applicable to diluted EPS	7,354,602	7,444,237	7,364,606	7,441,633
Earnings per share:
Basic	$0.11	$0.09	$0.19	$0.15
Diluted	$0.11	$0.09	$0.19	$0.15

For the three and six months ended December 31, 2017, options to purchase 392,330 shares were outstanding but not included in the computation of earnings per share because they were anti-dilutive

NOTE 6 – Investment Securities

The carrying value, estimated fair values, and gross unrealized gains and losses of investment securities by maturity and type are as follows:

	Amortized	Gross Unrealized		Fair
	Cost Basis	Gains	(Losses)	Value
	(in thousands)
December 31, 2017:
Available-for-sale:
Debt securities:
U.S. government and government-sponsored securities:
Due in one year or less	$1,000	$-	$(7)	$993
After ten years	3,607	-	(24)	3,583
	4,607	-	(31)	4,576

Corporate bonds and other securities:
Due from five through ten years	3,000	-	(207)	2,793
After ten years	2,999	-	(214)	2,785
	5,999	-	(421)	5,578

U.S. Government-sponsored and guaranteed mortgage-backed securities:
Due in one year or less	10	-	-	10
From one through five years	2,270	-	(41)	2,229
From five through ten years	5,175	8	(24)	5,159
After ten years	23,196	166	(247)	23,115
	30,651	174	(312)	30,513

Non-agency mortgage-backed securities:
Due after ten years	3,317	486	(261)	3,542
Total debt securities	44,574	660	(1,025)	44,209

Equity securities:
Auction rate preferred:
Due from five through ten years	8,000	-	-	8,000
After ten years	2,000	-	-	2,000
	10,000	-	-	10,000
Total available-for-sale securities	$54,574	$660	$(1,025)	$54,209

Held-to-maturity:
U.S. government and government-sponsored securities:
Due in one year or less	$1,000	$-	$(2)	$998
From one through five years	5,971	48	(6)	6,013
After ten years	4,984	-	(119)	4,865
	11,955	48	(127)	11,876

State agency and municipal obligations
Due from five through ten years	449	-	(11)	438

U.S. Government-sponsored and guaranteed mortgage-backed securities:
Due from one through five years	870	24	-	894
From five through ten years	7,820	32	(41)	7,811
After ten years	72,383	645	(620)	72,408
	81,073	701	(661)	81,113
Total held-to-maturity securities	$93,477	$749	$(799)	$93,427

	Amortized	Gross Unrealized		Fair
	Cost Basis	Gains	(Losses)	Value
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

There were no gains on sales of available-for-sale securities for the three and six months ended December 31, 2017 and 2016. Gains and losses on the sales of securities are recorded on the trade date and are determined using the specific identification method. There were $1,000 in other-than-temporary impairment charges on available-for-sale securities realized in income during the six months ended December 31, 2017. There were no other-than-temporary impairment charges on available-for-sale securities during the three and six months ended December 31, 2016. The write-downs for the six months ended December 31, 2017 included total other-than-temporary impairment losses on non-agency mortgage-back securities of $2,000, net of $1,000 recognized in other comprehensive loss, before taxes.

The following is a summary of the estimated fair value and related unrealized losses segregated by category and length of time that individual securities have been in a continuous unrealized loss position at:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
December 31, 2017:
Available-for-sale:
U.S. Government and government-sponsored securities	$-	$-	$4,576	$31	$4,576	$31
Corporate bonds and other securities	-	-	5,578	421	5,578	421
U.S. Government-sponsored and guaranteed mortgage-backed securities	3,696	29	16,884	283	20,580	312
Total temporarily impaired available-for-sale	3,696	29	27,038	735	30,734	764

Held-to-maturity:
U.S. Government and government-sponsored securities	4,988	8	4,865	119	9,853	127
State and political subdivisions	438	11	-	-	438	11
U.S. Government-sponsored and guaranteed mortgage-backed securities	33,943	221	19,379	440	53,322	661
Total temporarily impaired held-to-maturity	39,369	240	24,244	559	63,613	799

Other-than-temporarily impaired debt securities (1):
Non-agency mortgage-backed securities	-	-	1,226	261	1,226	261

Total temporarily-impaired and other-than-temporarily impaired securities	$43,065	$269	$52,508	$1,555	$95,573	$1,824

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
June 30, 2017:
Available-for-sale:
U.S. Government and government-sponsored securities	$995	$5	$3,771	$17	$4,766	$22
Corporate bonds and other securities	-	-	5,578	421	5,578	421
U.S. Government-sponsored and guaranteed mortgage-backed securities	17,798	192	3,539	41	21,337	233
Total temporarily impaired available-for-sale	18,793	197	12,888	479	31,681	676

Held-to-maturity:
U.S. Government and government-sponsored securities	7,393	52	-	-	7,393	52
State and political subdivisions	445	6	-	-	445	6
U.S. Government-sponsored and guaranteed mortgage-backed securities	27,910	211	7,928	144	35,838	355
Total temporarily impaired held-to-maturity	35,748	269	7,928	144	43,676	413

Other-than-temporarily impaired debt securities (1):
Non-agency mortgage-backed securities	-	-	1,331	231	1,331	231

Total temporarily-impaired and other-than-temporarily impaired securities	$54,541	$466	$22,147	$854	$76,688	$1,320

(1)	Includes other-than-temporary impaired available-for-sale debt securities in which a portion of the other-than-temporary impairment loss remains in accumulated other comprehensive income (loss).

Management evaluates securities for OTTI at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

At December 31, 2017, there were 82 individual investment securities with aggregate depreciation of 1.8% from the Company’s amortized cost basis. Management has the intent and ability to hold these securities until cost recovery occurs and considers these declines to be temporary.

The unrealized losses on the Company’s investment in U.S. Government-sponsored agency bonds and U.S. government-guaranteed and government-sponsored residential mortgage-backed securities were primarily caused by interest rate fluctuations. These investments are guaranteed or sponsored by the U.S. government or an agency thereof. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the investment. Because the decline in market value is attributable to changes in interest rates and not to credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2017.

The Company’s unrealized losses on investments in corporate bonds and other securities relate to investments in companies within the financial services sector. As of December 31, 2017, the Company had five investments in corporate single-issuer trust preferred securities (TRUPs) with a total book value of $6.0 million and total fair value of $5.6 million, all of which were classified as available-for-sale. The single-issuer trust preferred investments are evaluated for other-than-temporary impairment by performing a present value of cash flows each quarter. None of the issuers have deferred interest payments or announced the intention to defer interest payments. The Company believes the decline in fair value is related to the spread over three-month LIBOR, on which the quarterly interest payments are based, as the spread over LIBOR being received is significantly lower than current market spreads. Management concluded the impairment of these investments was considered temporary and asserts that the Company does not have the intent to sell these investments and that it is more likely than not it will not have to sell the investments before recovery of their cost bases which may be at maturity.

At December 31, 2017, there was one state and political subdivision security that had an unrealized loss of 2.3% from the Company’s amortized cost basis. The unrealized loss was primarily caused by interest rate fluctuations. This security is guaranteed by a school district located in Texas. Because the decline in market value is attributable to changes in interest rates and not to credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2017.

For the three and six months ended December 31, 2017, securities with other-than-temporary impairment losses recognized in earnings consisted of non-agency mortgage-backed securities. For these debt securities, the Company estimated the portion of loss attributable to credit loss using a discounted cash flow model. Significant inputs included the estimated cash flows of the underlying loans based on key assumptions, such as default rate, loss severity and prepayment rate. Assumptions can vary widely from security to security, and are influenced by such factors as loan interest rate, geographical location of the borrower, borrower characteristics and collateral type. The present value of the expected cash flows was compared to the Company’s amortized cost basis to determine the credit-related impairment loss. Based on the expected cash flows derived from the model, the Company expects to recover the remaining unrealized losses on these securities.

The following table represents a roll-forward of the amount of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in other comprehensive loss:

	Six months ended
	December 31,
	2017	2016
	(in thousands)

Balance at beginning of period	$15,982	$15,982
Additional credit losses on securities for which an other-than-temporary impairment charge was previously recorded	1	-

Balance at end of period	$15,983	$15,982

NOTE 7 – Loans

The following table sets forth the composition of our loan portfolio at December 31, 2017 and June 30, 2017:

	December 31,	June 30,
	2017	2017
	(in thousands)

Real Estate:
Residential (1)	$240,323	$225,745
Commercial	85,641	71,558
Residential construction	1,521	1,000
Commercial	12,476	12,123
Consumer and other	887	829

Total loans	340,848	311,255

Net deferred loan costs	1,454	1,317
Allowance for loan losses	(2,965)	(2,780)

Loans, net	$339,337	$309,792

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

The following table presents the Company’s loan classes by internally assigned grades at December 31, 2017 and June 30, 2017:

	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and other	Total
	(in thousands)
December 31, 2017
Grade:
Pass	$235,905	$83,045	$1,521	$12,476	$886	$333,833
Special Mention	381	496	-	-	-	877
Substandard	4,037	2,100	-	-	1	6,138
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$240,323	$85,641	$1,521	$12,476	$887	$340,848

June 30, 2017
Grade:
Pass	$221,514	$68,675	$1,000	$12,123	$827	$304,139
Special Mention	394	715	-	-	-	1,109
Substandard	3,837	2,168	-	-	2	6,007
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$225,745	$71,558	$1,000	$12,123	$829	$311,255

There were no material modifications deemed to be troubled debt restructures for the six months ended December 31, 2016.

There were no troubled debt restructurings that subsequently defaulted (defined as 30 or more days past due subsequent to restructuring) within one year of modification during the three and six months ended December 31, 2017 and 2016.

NOTE 8 – Non-performing Assets, Past Due and Impaired Loans

The table below sets forth the amounts and categories of non-performing assets at the dates indicated:

	At December 31,	At June 30,
	2017	2017
	(Dollars in thousands)
Non-accrual loans:
Real Estate:
Residential	$4,037	$3,837
Commercial	561	594
Consumer	2	2
Total non-accrual loans	4,600	4,433

Accruing loans past due 90 days or more	-	-

Total non-performing loans	4,600	4,433

Other real estate owned	1,310	1,814
Total non-performing assets	$5,910	$6,247

Total non-performing loans to total loans	1.35%	1.42%
Total non-performing assets to total assets	1.10%	1.19%

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

The following table sets forth information regarding past due loans at December 31, 2017 and June 30, 2017:

			90 days
	30–59 Days	60–89 Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due
	(in thousands)
At December 31, 2017
Real Estate:
Residential	$698	$28	$1,019	$1,745
Commercial	126	-	-	126
Consumer and other	5	-	-	5
Total	$829	$28	$1,019	$1,876

At June 30, 2017

Real Estate:
Residential	$230	$349	$455	$1,034
Consumer and other	3	-	-	3
Total	$233	$349	$455	$1,037

The following is a summary of information pertaining to impaired loans at December 31, 2017 and June 30, 2017, none of which had a valuation allowance:

	At December 31, 2017		At June 30, 2017
		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal
	Investment	Balance	Investment	Balance
	(in thousands)
Total impaired loans:
Real Estate:
Residential	$2,065	$2,200	$2,262	$2,367
Commercial	1,278	1,962	1,329	2,013
Total impaired loans	$3,343	$4,162	$3,591	$4,380

The following is a summary of additional information pertaining to impaired loans:

	Three months ended			Three months ended
	December 31, 2017			December 31, 2016
	Average	Interest	Interest Income	Average	Interest	Interest Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
	(in thousands)
Real Estate:
Residential	$2,093	$8	$3	$2,027	$6	$-
Commercial	1,291	22	-	2,060	25	-
Commercial	-	-	-	13	-	-
Total impaired loans	$3,384	$30	$3	$4,100	$31	$-

	Six months ended			Six months ended
	December 31, 2017			December 31, 2016
	Average	Interest	Interest Income	Average	Interest	Interest Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
	(in thousands)
Real Estate:
Residential	$2,149	$16	$7	$2,061	$12	$-
Commercial	1,303	45	-	2,239	62	-
Commercial	-	-	-	14	-	-
Total impaired loans	$3,452	$61	$7	$4,314	$74	$-

NOTE 9 – Allowance for Loan Losses

An analysis of the allowance for loan losses for the three and six months ended December 31, 2017 and 2016 is as follows:

	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and Other	Unallocated	Total
	(in thousands)
Three months ended
December 31, 2017

Beginning balance	$1,432	$1,232	$7	$80	$148	$61	$2,960
Charge-offs	-	-	-	-	(13)	-	(13)
Recoveries	9	-	-	3	6	-	18
Provision (credit)	(24)	(17)	2	(4)	(10)	53	-
Ending Balance	$1,417	$1,215	$9	$79	$131	$114	$2,965

Three months ended
December 31, 2016

Beginning balance	$1,283	$914	$13	$70	$49	$96	$2,425
Charge-offs	-	-	-	-	(8)	-	(8)
Recoveries	9	-	-	4	4	-	17
Provision (credit)	122	110	(2)	14	12	(40)	216
Ending Balance	$1,414	$1,024	$11	$88	$57	$56	$2,650

Six months ended
December 31, 2017

Beginning balance	$1,359	$1,164	$6	$76	$86	$89	$2,780
Charge-offs	-	-	-	-	(22)	-	(22)
Recoveries	17	-	-	6	9	-	32
Provision (credit)	41	51	3	(3)	58	25	175
Ending Balance	$1,417	$1,215	$9	$79	$131	$114	$2,965

Six months ended
December 31, 2016

Beginning balance	$1,171	$967	$6	$78	$20	$61	$2,303
Charge-offs	(100)	-	-	-	(19)	-	(119)
Recoveries	19	-	-	5	6	-	30
Provision (credit)	324	57	5	5	50	(5)	436
Ending Balance	$1,414	$1,024	$11	$88	$57	$56	$2,650

	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and Other	Unallocated	Total
	(in thousands)
At December 31, 2017
Amount of allowance for loan losses for impaired loans	$-	$-	$-	$-	$-	$-	$-

Amount of allowance for loan losses for non-impaired loans	$1,417	$1,215	$9	$79	$131	$114	$2,965

Impaired loans	$2,065	$1,278	$-	$-	$-	$-	$3,343

Non-impaired loans	$238,258	$84,363	$1,521	$12,476	$887	$-	$337,505

At June 30, 2017

Amount of allowance for loan losses for impaired loans	$-	$-	$-	$-	$-	$-	$-

Amount of allowance for loan losses for non-impaired loans	$1,359	$1,164	$6	$76	$86	$89	$2,780

Impaired loans	$2,262	$1,329	$-	$-	$-	$-	$3,591

Non-impaired loans	$223,483	$70,229	$1,000	$12,123	$829	$-	$307,664

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

The Company has recorded share-based compensation expense related to outstanding stock option and restricted stock awards based upon the fair value at the date of grant over the vesting period of such awards on a straight-line basis. The fair value of each restricted stock allocation, based on the market price at the date of grant, is recorded to unearned stock awards. Compensation expense related to unearned restricted shares is amortized to compensation and benefits expense over the vesting period of the restricted stock awards, adjusted by actual forfeitures. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing method which includes several assumptions such as volatility, expected dividends, expected term and risk-free rate for each stock option award. The Company recorded share-based compensation expense in connection with the stock option and restricted stock awards for the three months ended December 31, 2017 of $112,000 and for the six months ended December 31, 2017 of $224,000.

NOTE 11 – Accumulated Other Comprehensive Loss

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the consolidated balance sheets, such items are components of accumulated other comprehensive loss.

The components of accumulated other comprehensive loss and related tax effects are as follows:

	December 31,	June 30,
	2017	2017
	(in thousands)
Net unrealized loss on securities available-for-sale	$(365)	$(180)
Tax effect	80	63
Net-of-tax amount	(285)	(117)
Remaining tax effect prior to tax rate change	47	-
Accumulated other comprehensive loss	$(238)	$(117)

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s assets carried at fair value for December 31, 2017.

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

The Company did not have any transfers of assets between levels of the fair value hierarchy during the three and six months ended December 31, 2017.

The following summarizes assets measured at fair value on a recurring basis at December 31, 2017 and June 30, 2017:

	Total Fair
	Value	Level 1	Level 2	Level 3
	(in thousands)
At December 31, 2017
Securities available-for-sale:
U.S. government and government-sponsored securities	$4,576	$-	$4,576	$-
Corporate bonds and other securities	5,578	-	5,578	-
U.S. Government-sponsored and guaranteed mortgage-backed securities	30,513	-	30,513	-
Non-agency mortgage-backed securities	3,542	-	3,542	-
Equity securities	10,000	-	-	10,000
Total	$54,209	$-	$44,209	$10,000

At June 30, 2017

Securities available-for-sale:
U.S. government and government-sponsored securities	$4,766	$-	$4,766	$-
Corporate bonds and other securities	5,578	-	5,578	-
U.S. Government-sponsored and guaranteed mortgage-backed securities	35,915	-	35,915	-
Non-agency mortgage-backed securities	3,891	-	3,891	-
Equity securities	10,000	-	-	10,000
Total	$60,150	$-	$50,150	$10,000

There were no changes in level 3 assets measured at fair value for the six months ended December 31, 2017 and 2016.

The following summarizes assets measured at fair value on a non-recurring basis and the adjustments to the carrying value at and for the three and six months ended December 31, 2017 and 2016:

					Total Losses	Total Losses
					for the three	for the six
	Total Fair				months ended	months ended
	Value	Level 1	Level 2	Level 3	December 31, 2017	December 31, 2017
	(in thousands)
At December 31, 2017
Other real estate owned	110	-	-	110	8	9
	$110	$-	$-	$110	$8	$9

					Total Losses	Total Losses
					for the three	for the six
	Total Fair				months ended	months ended
	Value	Level 1	Level 2	Level 3	December 31, 2016	December 31, 2016
	(in thousands)
At June 30, 2017
Other real estate owned	$345	$-	$-	$345	43	43
	$345	$-	$-	$345	$43	$43

The amount of other real estate owned represents the carrying value for which write-downs are based on the estimated fair value of the property.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the asset. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular asset. Because a market may not readily exist for a significant portion of the Company’s asset, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

There were no liabilities measured at fair value on a recurring or non-recurring basis at December 31, 2017 or June 30, 2017.

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

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, as of December 31, 2017 and June 30, 2017:

	December 31, 2017
	Carrying	Fair Value Hierarchy			Total Fair
	Amount	Level 1	Level 2	Level 3	Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$14,550	$14,550	$-	$-	$14,550
Securities available-for-sale	54,209	-	44,209	10,000	54,209
Securities held-to-maturity	93,477	-	93,427	-	93,427
Federal Home Loan Bank stock	4,486	-	-	4,486	4,486
Loans, net	339,337	-	-	338,036	338,036
Accrued interest receivable	1,335	-	-	1,335	1,335

Financial liabilities:
Deposits	362,318	-	-	363,744	363,744
Mortgagors' escrow accounts	2,787	-	-	2,787	2,787
Federal Home Loan Bank advances	79,725	-	79,294	-	79,294
Securities sold under agreements to repurchase	2,877	-	2,877	-	2,877
Accrued interest payable	129	-	-	129	129

	June 30, 2017
	Carrying	Fair Value Hierarchy			Total Fair
	Amount	Level 1	Level 2	Level 3	Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$10,173	$10,173	$-	$-	$10,173
Securities available-for-sale	60,150	-	50,150	10,000	60,150
Securities held-to-maturity	110,022	-	110,823	-	110,823
Federal Home Loan Bank stock	4,353	-	-	4,353	4,353
Loans, net	309,792	-	-	310,015	310,015
Accrued interest receivable	1,258	-	-	1,258	1,258

Financial liabilities:
Deposits	365,761	-	-	367,233	367,233
Mortgagors' escrow accounts	2,850	-	-	2,850	2,850
Federal Home Loan Bank advances	67,000	-	68,079	-	68,079
Securities sold under agreements to repurchase	1,582	-	1,582	-	1,582
Accrued interest payable	115	-	-	115	115

NOTE 13 – Subsequent Events

On January 3, 2018, the Board of Directors of PB Bancorp, Inc. declared a cash dividend of $0.05 per share for stockholders of record as of January17, 2018, which is payable on January 31, 2018.

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

The contractual amounts of outstanding commitments were as follows:

	December 31,	June 30,
	2017	2017
	(in thousands)
Commitments to extend credit:
Loan commitments	$3,806	$3,859
Unadvanced construction loans	10,965	9,469
Unadvanced lines of credit	19,834	18,025
Standby letters of credit	395	710
Outstanding commitments	$35,000	$32,063

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses changes in the financial condition at December 31, 2017 and June 30, 2017 and results of operations for the three and six months ended December 31, 2017 and 2016, and should be read in conjunction with the Company’s Consolidated Financial Statements (unaudited) and the notes thereto, appearing in Part I, Item 1 of this quarterly report. These financial statements should be read in conjunction with the 2017 Consolidated Financial Statements and notes thereto included in PB Bancorp, Inc.’s Annual Report on Form 10-K filed with the SEC on September 25, 2017.

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

Our net income increased $107,000, or 15.6%, to $791,000, or $0.11 per basic and diluted share for the three months ended December 31, 2017, compared to net income of $684,000, or $0.09 per basic and diluted share for the three months ended December 31, 2016. This was due primarily to an increase in net interest income of $510,000, or 17.1% to $3.5 million for the three months ended December 31, 2017 from $3.0 million for the three months ended December 31, 2016, while non-interest income decreased $305,000, or 26.2% to $858,000, for the three months ended December 31, 2017 from $1.2 million for the three months ended December 31, 2016.  There was no provision for loan loss for the three months ended December 31, 2017 compared to $216,000 for the three months ended December 31, 2016. Non-interest expense increased $92,000, or 3.1% to $3.1 million for the three months ended December 31, 2017 from $3.0 million for the three months ended December 31, 2016. Income tax expense increased $222,000, or 87.1% to $477,000 for the three months ended December 31, 2017 from $255,000 for the three months ended December 31, 2016. As a result of the Tax Cuts and Jobs Act being signed into law on December 22, 2017, the Company revalued its net deferred tax asset as of December 22, 2017 resulting in a reduction in the value of the net deferred tax asset of $211,000, which was recorded as additional tax expense in the Company’s consolidated statements as of and for the three and six months ended December 31, 2017.

Our net income increased $268,000, or 24.2%, to $1.4 million, or $0.19 per basic and diluted share for the six months ended December 31, 2017, compared to net income of $1.1 million, or $0.15 per basic and diluted share for the six months ended December 31, 2016. This was due primarily to an increase in net interest income of $1.0 million, or 17.1% to $6.9 million for the six months ended December 31, 2017 from $5.9 million for the six months ended December 31, 2016, while non-interest income decreased $417,000, or 23.0% to $1.4 million, for the six months ended December 31, 2017 from $1.8 million for the six months ended December 31, 2016.  The provision for loan losses decreased $261,000, or 59.9% to $175,000 for the six months ended December 31, 2017 from $436,000 for the six months ended December 31, 2016. Non-interest expense increased $266,000, or 4.6% to $6.0 million for the six months ended December 31, 2017 from $5.8 million for the six months ended December 31, 2016 Income tax expense increased $312,000, or 83.0% to $688,000 for the six months ended December 31, 2017 from $376,000 for the six months ended December 31, 2016.

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

Comparison of Financial Condition at December 31, 2017 and June 30, 2017

Assets

Total assets were $535.1 million at December 31, 2017, an increase of $11.0 million, or 2.1%, from $524.1 million at June 30, 2017. Cash and cash equivalents increased $4.4 million, or 43.0%, to $14.6 million at December 31, 2017 compared to $10.2 million at June 30, 2017. Investments in held-to-maturity securities decreased $16.5 million, or 15.0%, to $93.5 million at December 31, 2017 compared to $110.0 million at June 30, 2017 and investments in available-for-sale securities decreased $5.9 million, or 9.9%, to $54.2 million at December 31, 2017 compared to $60.2 million at June 30, 2017. Net loans outstanding increased $29.5 million, or 9.5%, to $339.3 million at December 31, 2017 from $309.8 million at June 30, 2017. The increase in loans was primarily due to a $14.6 million, or 6.5%, increase in residential real estate loans to $240.3 million at December 31, 2017 from $225.7 million at June 30, 2017. This increase reflected $19.7 million in residential loan purchases. Commercial real estate loans increased $14.1 million, or 19.7%, to $85.6 million at December 31, 2017 from $71.6 million at June 30, 2017. With increased loan demand, we have been using excess cash to fund loan originations instead of investing in securities.

Allowance for Loan Losses

The table below indicates the relationship between the allowance for loan losses, total loans outstanding and non-performing loans at December 31, 2017 and June 30, 2017. For additional information, see “Comparison of Operating Results for the three and six months ended December 31, 2017 and 2016 – Provision for Loan Losses.”

	December 31,	June 30,
	2017	2017
	(Dollars in thousands)
Allowance for loan losses	$2,965	$2,780
Total loans	340,848	311,255
Non-performing loans	4,600	4,433
Allowance/total loans	0.87%	0.89%
Allowance/non-performing loans	64.5%	62.7%

Liabilities

Total liabilities increased $10.7 million, or 2.4%, to $450.3 million at December 31, 2017 from $439.6 million at June 30, 2017. Total deposits decreased $3.4 million, or 0.9%, to $362.3 million at December 31, 2017 from $365.8 million at June 30, 2017. We experienced a decrease in non-interest-bearing deposits of $1.8 million, or 2.4% to $70.0 million at December 31, 2017 compared to $71.8 million at June 30, 2017. Interest-bearing deposits decreased $1.7 million, or 0.6% to $292.3 million at December 31, 2017 compared to $294.0 million at June 30, 2017. Total Federal Home Loan Bank borrowings increased $12.7 million, or 19.0%, to $79.7 million at December 31, 2017 from $67.0 million at June 30, 2017. Securities sold under agreements to repurchase increased $1.3 million, or 81.9% to $2.9 million at December 31, 2017 compared to $1.6 million at June 30, 2017. Mortgagors’ escrow accounts remained unchanged $2.8 million at December 31, 2017 and June 30, 2017.

Stockholders’ Equity

Total stockholders’ equity increased $299,000, or 0.4%, to $84.8 million at December 31, 2017 from $84.5 million at June 30, 2017. We had $1.4 million of net income during the six months ended December 31, 2017. The Company repurchased 55,000 shares for $572,000 during the six months ended December 31, 2017. Dividends paid during the six months ended December 31, 2017 were $701,000.

Comparison of Operating Results for the Three and Six Months Ended December 31, 2017 and 2016

Interest and Dividend Income. Interest and dividend income increased $508,000, or 13.4% to $4.3 million for the three months ended December 31, 2017 compared to $3.8 million for the three months ended December 31, 2016. The average balance of interest-earning assets increased $19.6 million, or 4.1% to $501.5 million for the three months ended December 31, 2017 from $481.9 million for the three months ended December 31, 2016. The average yield on interest-earning assets increased to 3.41% for the three months ended December 31, 2017 from 3.13% for the three months ended December 31, 2016.

Interest income on loans increased $634,000, or 23.7% to $3.3 million for the three months ended December 31, 2017 compared to $2.7 million for the three months ended December 31, 2016. This was due to an increase in average loans outstanding which was partially offset by a decrease in yield. The average balance of loans increased $68.1 million, or 25.3% to $337.0 million for the three months ended December 31, 2017 from $268.9 million for the three months ended December 31, 2016. The yield on average loans decreased six basis points to 3.89% for the three months ended December 31, 2017 from 3.95% for the three months ended December 31, 2016, due to continued repayments of higher-yielding loans and purchasing and originating newer loans in a lower interest rate environment.

Interest and dividend income on investments decreased $130,000, or 12.1% to $945,000 for the three months ended December 31, 2017 compared to $1.1 million for the three months ended December 31, 2016. This was due to a decrease in the average balance of investments of $42.6 million, or 21.3% to $157.7 million for the three months ended December 31, 2017 from $200.3 million for the three months ended December 31, 2016. This was partially offset by an increase in yield of 24 basis points to 2.38% for the three months ended December 31, 2017 from 2.14% for the three months ended December 31, 2016.

Interest and dividend income increased $1.0 million, or 13.4% to $8.5 million for the six months ended December 31, 2017 compared to $7.5 million for the six months ended December 31, 2016. The average balance of interest-earning assets increased $19.6 million, or 4.1% to $499.6 million for the six months ended December 31, 2017 from $480.0 million for the six months ended December 31, 2016. The average yield on interest-earning assets increased to 3.37% for the six months ended December 31, 2017 from 3.10% for the six months ended December 31, 2016.

Interest income on loans increased $1.2 million, or 23.6% to $6.5 million for the six months ended December 31, 2017 compared to $5.2 million for the six months ended December 31, 2016. This was due to an increase in average loans outstanding which was partially offset by a decrease in yield. The average balance of loans increased $68.3 million, or 26.1% to $330.2 million for the six months ended December 31, 2017 from $261.9 million for the six months ended December 31, 2016. The yield on average loans decreased eight basis points to 3.90% for the six months ended December 31, 2017 from 3.98% for the six months ended December 31, 2016, due to continued repayments of higher-yielding loans and purchasing and originating newer loans in a lower interest rate environment.

Interest and dividend income on investments decreased $240,000, or 11.0% to $1.9 million for the six months ended December 31, 2017 compared to $2.2 million for the six months ended December 31, 2016. This was due to a decrease in the average balance of investments of $42.7 million, or 20.7% to $164.0 million for the six months ended December 31, 2017 from $206.7 million for the six months ended December 31, 2016. This was partially offset by an increase in yield of 25 basis points to 2.34% for the six months ended December 31, 2017 from 2.09% for the six months ended December 31, 2016.

Interest Expense. Interest expense decreased $2,000 to $804,000, for the three months ended December 31, 2017 compared to $806,000 for the three months ended December 31, 2016. Total average interest-bearing liabilities increased $18.1 million, or 5.1% to $373.3 million for the three months ended December 31, 2017 compared to $355.2 million for the three months ended December 31, 2016. The cost of average interest-bearing liabilities decreased to 0.85% for the three months ended December 31, 2017 compared to 0.90% for the three months ended December 31, 2016.

Interest expense on deposits increased by $14,000, or 3.1%, to $460,000 for the three months ended December 31, 2017 from $446,000 for the three months ended December 31, 2016. Interest expense on time deposits increased $20,000, or 5.9%, to $357,000 for the three months ended December 31, 2017 from $337,000 for the three months ended December 31, 2016. . The cost of interest-bearing deposits increased to 0.62% for the three months ended December 31, 2017 from 0.61% for the three months ended December 31, 2016.

Interest expense on borrowings decreased by $16,000, or 4.4%, to $344,000 for the three months ended December 31, 2017 from $360,000 for the three months ended December 31, 2016. The rate paid on borrowings decreased 52 basis points to 1.71% for the three months ended December 31, 2017 from 2.23% for the three months ended December 31, 2016. Average borrowings increased $15.8 million, or 24.6%, to $79.8 million for the three months ended December 31, 2017 from $64.1 million for the three months ended December 31, 2016. Average Federal Home Loan Bank advances increased $20.1 million, or 35.1%, to $77.3 million for the three months ended December 31, 2017 from $57.2 million for the three months ended December 31, 2016. The average rate on Federal Home Loan Bank advances decreased 73 basis points to 1.76% for the three months ended December 31, 2017 from 2.49% for the three months ended December 31, 2016. Average other borrowed money decreased $4.3 million, or 63.4%, to $2.5 million for the three months ended December 31, 2017 from $6.8 million for the three months ended December 31, 2016.

Interest expense remained unchanged at $1.6 million for the six months ended December 31, 2017 and 2016. Total average interest-bearing liabilities increased $18.3 million, or 5.2% to $371.1 million for the six months ended December 31, 2017 compared to $352.8 million for the six months ended December 31, 2016. The cost of average interest-bearing liabilities decreased to 0.86% for the six months ended December 31, 2017 compared to 0.91% for the six months ended December 31, 2016.

Interest expense on deposits increased by $10,000, or 1.1%, to $906,000 for the six months ended December 31, 2017 from $896,000 for the six months ended December 31, 2016. Interest expense on time deposits increased $23,000, or 3.4%, to $699,000 for the six months ended December 31, 2017 from $676,000 for the six months ended December 31, 2016. Our interest expense on deposits has benefited from a shift in higher-rate time deposits to lower-rate non-maturity accounts. The cost of interest-bearing deposits remained unchanged at 0.61% for the six months ended December 31, 2017 and 2016 reflecting the continued low interest rate environment.

Interest expense on borrowings decreased by $12,000, or 1.7%, to $701,000 for the six months ended December 31, 2017 from $713,000 for the six months ended December 31, 2016. The rate paid on borrowings decreased 52 basis points to 1.78% for the six months ended December 31, 2017 from 2.30% for the six months ended December 31, 2016. Average borrowings increased $16.7 million, or 27.1%, to $78.3 million for the six months ended December 31, 2017 from $61.6 million for the six months ended December 31, 2016. Average Federal Home Loan Bank advances increased $19.4 million, or 34.4%, to $75.7 million for the six months ended December 31, 2017 from $56.3 million for the six months ended December 31, 2016. The average rate on Federal Home Loan Bank advances decreased 68 basis points to 1.83% for the six months ended December 31, 2017 from 2.51% for the six months ended December 31, 2016. Average other borrowed money decreased $2.7 million, or 50.1%, to $2.7 million for the six months ended December 31, 2017 from $5.4 million for the six months ended December 31, 2016.

Net Interest Income. Net interest income increased $510,000, or 17.1%, to $3.5 million for the three months ended December 31, 2017 from $3.0 million for the three months ended December 31, 2016. Our interest rate spread increased to 2.56% for the three months ended December 31, 2017 from 2.23% for the three months ended December 31, 2016 and our net interest-earning assets increased $1.5 million, or 1.2%. Our net interest margin increased to 2.77% for the three months ended December 31, 2017 from 2.47% for the three months ended December 31, 2016.

Net interest income increased $1.0 million, or 17.1%, to $6.9 million for the six months ended December 31, 2017 from $5.9 million for the six months ended December 31, 2016. Our interest rate spread increased to 2.51% for the six months ended December 31, 2017 from 2.19% for the six months ended December 31, 2016 and our net interest-earning assets increased $1.3 million, or 1.0%. Our net interest margin increased to 2.73% for the six months ended December 31, 2017 from 2.43% for the six months ended December 31, 2016.

Provision for Loan Losses. The provision for loan losses decreased $216,000, or 100.0% to no provision for loan losses for the three months ended December 31, 2017 compared to $216,000 for the three months ended December 31, 2016. This decrease was due to an improvement in our historical trend in net charge-offs that is part of our analysis each quarter-end.

The provision for loan losses decreased $261,000, or 59.9% to $175,000 for the six months ended December 31, 2017 compared to $436,000 for the six months ended December 31, 2016. This decrease was due to an improvement in our historical trend in net charge-offs that is part of our analysis each quarter-end.

Non-interest Income. Non-interest income decreased $305,000, or 26.2%, to $858,000 for the three months ended December 31, 2017 compared to $1.2 million for the three months ended December 31, 2016. This was primarily due to a decrease in legal settlement income of $366,000 relating to a security previously written off. Net gains on sales of other real estate owned increased $63,000 and fees for service increased $49,000. This was partially offset by a decrease in mortgage banking activities of $31,000 for the three months ended December 31, 2017.

Non-interest income decreased $417,000, or 23.0%, to $1.4 million for the six months ended December 31, 2017 compared to $1.8 million for the six months ended December 31, 2016. This was primarily due to a decrease in legal settlement income of $366,000 relating to a security previously written off. Net gains on sales of other real estate owned decreased $78,000 and fees for service increased $94,000. This was partially offset by a decrease in mortgage banking activities of $44,000 for the six months ended December 31, 2017.

Non-interest Expense. Non-interest expense increased $92,000, or 3.1% to $3.1 million for the three months ended December 31, 2017 from $3.0 million for the three months ended December 31, 2016. Salaries and benefits expense increased $111,000, or 6.4% to $1.8 million for the three months ended December 31, 2017 from $1.7 million for the three months ended December 31, 2016. This was primarily due to an increase in employee stock award expense of $73,000. Occupancy and equipment expense decreased $15,000, or 4.8% to $298,000 for the three months ended December 31, 2017 from $313,000 for the three months ended December 31, 2016. All other non-interest expense, consisting primarily of data processing expense, Federal Deposit Insurance Corporation deposit insurance, professional fees and marketing expense decreased by $4,000, or 0.4%, to $951,000 for the three months ended December 31, 2017 from $955,000 for the three months ended December 31, 2016.

Non-interest expense increased $266,000, or 4.6% to $6.0 million for the six months ended December 31, 2017 from $5.8 million for the six months ended December 31, 2016. Salaries and benefits expense increased $252,000, or 7.4% to $3.7 million for the six months ended December 31, 2017 from $3.4 million for the six months ended December 31, 2016. This was primarily due to an increase in employee stock award expense of $145,000. Occupancy and equipment expense decreased $15,000, or 2.5% to $595,000 for the six months ended December 31, 2017 from $610,000 for the six months ended December 31, 2016. All other non-interest expense, consisting primarily of data processing expense, Federal Deposit Insurance Corporation deposit insurance, professional fees and marketing expense remained unchanged at $1.8 million for the six months ended December 31, 2017 and 2016.

Income Tax Expense. Income tax expense increased by $222,000, or 87.1% to $477,000 for the three months ended December 31, 2017 from $255,000 for the three months ended December 31, 2016, partially due to a $329,000 increase in income before tax expense. Tax expense included a charge of $211,000 to our deferred tax expense because of the reduced corporate tax rate included in the Tax Cuts and Jobs Act enacted on December 22, 2017.

Our effective tax rate was 37.6% for the three months ended December 31, 2017 compared to 27.2% for the three months ended December 31, 2016. Tax expense is based on a year-to-date basis at a forecasted effective rate. The effective tax rates differed from the statutory tax rate of 34% primarily due to the dividends-received deduction applicable to certain securities in our investment portfolio, tax-exempt municipal income and non-taxable bank-owned life insurance income and, for 2017, the effect of the enacted tax rate change.

Income tax expense increased by $312,000, or 83.0% to $688,000 for the six months ended December 31, 2017 from $376,000 for the six months ended December 31, 2016, due to a $580,000 increase in income before tax expense, partially offset by an increase in non-taxable bank-owned life insurance income and certain dividend income. Our effective tax rate was 33.3% for the six months ended December 31, 2017 compared to 25.4% for the six months ended December 31, 2016. Tax expense is based on a year-to-date basis at a forecasted effective rate. The effective tax rates differed from the statutory tax rate of 34% primarily due to the dividends-received deduction applicable to certain securities in our investment portfolio, tax-exempt municipal income and non-taxable bank-owned life insurance income and, for 2017, the effect of the enacted tax rate change.

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

	For the Three Months Ended December 31,
	2017			2016
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Income/Expense	Cost	Balance	Income/Expense	Cost
	(Dollars in thousands)
Interest-earning assets:
Investment securities	$157,703	$945	2.38%	$200,299	$1,075	2.14%
Loans	336,998	3,307	3.89%	268,922	2,673	3.95%
Other earning assets	6,812	53	3.09%	12,683	49	1.54%
Total interest-earning assets	501,513	4,305	3.41%	481,904	3,797	3.13%
Non-interest-earning assets	30,767			32,625
Total assets	$532,280			$514,529

Interest-bearing liabilities:
NOW accounts	$81,008	75	0.37%	$83,071	82	0.39%
Savings accounts	82,774	18	0.09%	78,845	18	0.09%
Money market accounts	20,570	10	0.19%	18,971	9	0.19%
Time deposits	109,158	357	1.30%	110,282	337	1.22%
Total interest-bearing deposits	293,510	460	0.62%	291,169	446	0.61%
FHLB advances	77,336	343	1.76%	57,242	358	2.49%
Other borrowed money	2,508	1	0.16%	6,845	2	0.12%
Total other borowed money	79,844	344	1.71%	64,087	360	2.23%
Total interest-bearing liabilities	373,354	804	0.85%	355,256	806	0.90%
Non-interest-bearing demand deposits	70,012			69,627
Other non-interest-bearing liabilities	4,068			4,085
Capital accounts	84,846			85,561
Total liabilities and capital accounts	$532,280			$514,529

Net interest income		$3,501			$2,991
Interest rate spread			2.56%			2.23%
Net interest-earning assets	$128,159			$126,648
Net interest margin			2.77%			2.47%
Average earning assets to average interest-bearing liabilities			134.33%			135.65%

	For the Six Months Ended December 31,
	2017			2016
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Income/Expense	Cost	Balance	Income/Expense	Cost
	(Dollars in thousands)
Interest-earning assets:
Investment securities	$163,974	$1,935	2.34%	$206,717	$2,175	2.09%
Loans	330,189	6,484	3.90%	261,921	5,246	3.98%
Other earning assets	5,398	61	2.24%	11,362	59	1.03%
Total interest-earning assets	499,561	8,480	3.37%	480,000	7,480	3.10%
Non-interest-earning assets	28,998			31,325
Total assets	$528,559			$511,325

Interest-bearing liabilities:
NOW accounts	$80,948	152	0.37%	$83,756	166	0.39%
Savings accounts	82,573	35	0.08%	77,717	36	0.09%
Money market accounts	21,015	20	0.19%	18,917	18	0.19%
Time deposits	108,240	699	1.28%	110,786	676	1.21%
Total interest-bearing deposits	292,776	906	0.61%	291,176	896	0.61%
FHLB advances	75,660	699	1.83%	56,287	710	2.51%
Other borrowed money	2,678	2	0.15%	5,367	3	0.11%
Total other borrowed money	78,338	701	1.78%	61,654	713	2.30%
Total interest-bearing liabilities	371,114	1,607	0.86%	352,830	1,609	0.91%
Non-interest-bearing demand deposits	70,675			70,336
Other non-interest-bearing liabilities	2,009			2,759
Capital accounts	84,761			85,400
Total liabilities and capital accounts	$528,559			$511,325

Net interest income		$6,873			$5,871
Interest rate spread			2.51%			2.19%
Net interest-earning assets	$128,447			$127,170
Net interest margin			2.73%			2.43%
Average earning assets to average interest-bearing liabilities			134.61%			136.04%

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

	For the Three Months Ended December 31, 2017
	Compared to the Three Months Ended December 31, 2016
	Increase (Decrease) Due to change in
	Rate	Volume	Net
	(In thousands)
INTEREST INCOME

Investment securities	$588	$(718)	$(130)
Loans	(273)	907	634
Other interest-earning assets	126	(122)	4
TOTAL INTEREST INCOME	441	67	508

INTEREST EXPENSE

NOW accounts	(5)	(2)	(7)
Savings accounts	(4)	4	-
Money market accounts	-	1	1
Time deposits	41	(21)	20
FHLB advances	(462)	447	(15)
Other borrowed money	3	(4)	(1)
TOTAL INTEREST EXPENSE	(427)	425	(2)
CHANGE IN NET INTEREST INCOME	$868	$(358)	$510

	For the Six Months Ended December 31, 2017
	Compared to the Six Months Ended December 31, 2016
	Increase (Decrease) Due to change in
	Rate	Volume	Net
	(In thousands)
INTEREST INCOME

Investment securities	$566	$(806)	$(240)
Loans	(325)	1,563	1,238
Other interest-earning assets	86	(84)	2
TOTAL INTEREST INCOME	327	673	1,000

INTEREST EXPENSE

NOW accounts	(8)	(6)	(14)
Savings accounts	(6)	5	(1)
Money market accounts	-	2	2
Time deposits	61	(38)	23
FHLB advances	(430)	419	(11)
Other borrowed money	2	(3)	(1)
TOTAL INTEREST EXPENSE	(381)	379	(2)
CHANGE IN NET INTEREST INCOME	$708	$294	$1,002

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

Net interest income at-risk measures the risk of a decline in earnings due to potential short-term and long- term changes in interest rates. The table below represents an analysis of our IRR as measured by the estimated changes in NII, resulting from an instantaneous and sustained parallel shift in the yield curve (+100 and +200 basis points) at December 31, 2017 and June 30, 2017.

Net Interest Income At-Risk
	Estimated Increase (Decrease)	Estimated Increase (Decrease)
Change in Interest Rates	in NII	in NII
(Basis Points)	December 31, 2017	June 30, 2017

+200	(1.30)%	(0.44)%
+100	0.30%	0.98%
-100	(4.20)%	(5.16)%

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

The tables below set forth, at December 31, 2017, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve based on information produced by an external consultant. This data is for Putnam Bank only and does not include any yield curve changes in the assets of PB Bancorp, Inc.

				NPV as a Percentage of Present
				Value of Assets (3)
		Estimated Increase (Decrease) in
Change in		NPV			Increase
Interest Rates	Estimated				(Decrease)
(basis points) (1)	NPV (2)	Amount	Percent	NPV Ratio (4)	(basis points)

+300	$63,905	$(18,649)	-23.40%	12.80%	(250)
+200	$71,109	$(11,445)	-14.40%	13.90%	(140)
+100	$77,828	$(4,726)	-5.90%	14.80%	(50)
0	$82,554	$-	0.00%	15.30%	0
-100	$83,981	$1,427	1.80%	15.20%	(10)

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV ratio represents NPV divided by the present value of assets.

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

Liquidity

The term liquidity refers to the ability of the Company and the Bank to meet current and future short-term financial obligations. The Company and the Bank further define liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses. Liquidity management is both a daily and long-term function of business management. The Bank’s primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, and Federal Home Loan Bank of Boston borrowings. The Bank can borrow funds from the Federal Home Loan Bank of Boston based on eligible collateral of loans and securities. The Bank had Federal Home Loan Bank of Boston borrowings as of December 31, 2017 of $79.7 million, with unused borrowing capacity of $38.6 million. The Bank has an internal limit of wholesale borrowings to total assets ratio of 30.0%. As of December 31, 2017, the ratio of wholesale borrowings to total assets was 15.2%.

The Bank’s primary investing activities are the origination of loans and the purchase of investment securities. During the six months ended December 31, 2017, the Bank’s loan originations net of principal collections were $10.3 million compared to $24.9 million for the six months ended December 31, 2016. There were no security purchases during the six months ended December 31, 2017 and 2016. Loan purchases were $19.7 million for the six months ended December 31, 2017 compared to $10.7 million in loan purchases for the six months ended December 31, 2016.

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

Certificates of deposit totaled $108.1 million at December 31, 2017. The Bank relies on competitive rates, customer service and long-standing relationships with customers to retain deposits. Based on the Bank’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict with certainty future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

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

As of December 31, 2017, the most recent notification from the Federal Reserve Bank of Boston, categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes would change our category. The following table shows the Bank’s required minimum capital ratios in order to be considered well-capitalized and the actual capital ratios as of December 31, 2017 and June 30, 2017.

	Required	Actual	Actual
	Ratio	Amount	Ratio
		(in thousands)
December 31, 2017

Tier 1 Leverage	5.00%	$62,447	12.10%
Common Equity Tier 1 Capital	6.50	62,447	18.51
Tier 1 Risk-based Capital	8.00	62,447	18.51
Total Capital	10.00	65,454	19.40

June 30, 2017

Tier 1 Leverage	5.00%	$62,813	12.56%
Common Equity Tier 1 Capital	6.50	62,813	19.33
Tier 1 Risk-based Capital	8.00	62,813	19.33
Total Capital	10.00	65,632	20.20

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

For the six months ended December 31, 2017, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

a) Not applicable

b) Not applicable

c) The following table shows the Company’s repurchase of its common stock for the three months ended December 31, 2017.

			Total Number of
			Shares Purchased	Maximum Number of
			as Part of Publicly	Shares that May Yet Be
	Total Number of	Average Price	Announced Plans	Purchased Under Plans
Period	Shares Purchased	Paid per Share	or Programs (1)	or Programs (1)
October 1, 2017 through October 31, 2017	-	-	261,400	132,620
November 1, 2017 through November 30, 2017	5,000	$10.31	266,400	127,620
December 1, 2017 through December 31, 2017	-	-	266,400	127,620
	5,000	$10.31	266,400	127,620

(1)	On January 18, 2017, the Company adopted a stock repurchase program. Under the repurchase program, the Company may repurchase up to 394,020 shares of its common stock. The repurchase program permits shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The repurchase program has no expiration date.

Item 3.	Defaults Upon Senior Securities – Not applicable

Item 4.	Mine Safety Disclosures – Not Applicable

Item 5.	Other Information - Not Applicable

Item 6.	Exhibits

Exhibits

31.1	Chief Executive Officer Certification pursuant to 17 CFR 240.13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification pursuant to 17 CFR 240.13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.
101	The following materials from PB Bancorp’s Quarterly Report on Form 10-Q for the three and six months ended December 31, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PB BANCORP, INC.
(Registrant)

Date: February 12, 2018	/s/ Thomas A. Borner
Thomas A. Borner
President and Chief Executive Officer

Date: February 12, 2018	/s/ Robert J. Halloran, Jr.
Robert J. Halloran, Jr.
Executive Vice President, Chief Financial Officer and Treasurer

