Form 10-Q
period 2018-03-31
PB Bancorp, Inc.
filed 2018-05-14
CIK 1652106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 1, 2018, there were 7,641,503 shares of the registrant’s common stock outstanding.

PB Bancorp, Inc.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

PB Bancorp, Inc.

Consolidated Balance Sheets

(Unaudited)

	March 31,	June 30,
	2018	2017
	(in thousands except share data)
ASSETS
Cash and due from depository institutions	$3,237	$4,331
Interest-bearing demand deposits with other banks	6,276	5,842
Total cash and cash equivalents	9,513	10,173
Securities available-for-sale, at fair value	50,335	60,150
Securities held-to-maturity (fair value of $86,956 as of March 31, 2018 and $110,823 as of June 30, 2017)	87,724	110,022
Federal Home Loan Bank stock, at cost	4,486	4,353
Loans	352,176	312,572
Less: Allowance for loan losses	(2,939)	(2,780)
Net loans	349,237	309,792
Premises and equipment, net	3,332	3,483
Accrued interest receivable	1,297	1,258
Other real estate owned	1,381	1,814
Goodwill	6,912	6,912
Bank-owned life insurance	12,822	12,555
Net deferred tax asset	1,641	1,862
Other assets	1,811	1,774

Total assets	$530,491	$524,148

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Non-interest-bearing	$71,299	$71,783
Interest-bearing	299,660	293,978
Total deposits	370,959	365,761
Mortgagors' escrow accounts	1,754	2,850
Federal Home Loan Bank advances	70,712	67,000
Securities sold under agreements to repurchase	755	1,582
Other liabilities	2,310	2,418
Total liabilities	446,490	439,611

Stockholders' Equity
Preferred stock, 50,000,000 shares authorized, $0.01 par value, no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.01 par value, 7,641,503 and 7,826,769 shares issued and outstanding at March 31, 2018 and June 30, 2017, respectively.	76	78
Additional paid-in capital	60,459	62,243
Retained earnings	28,492	27,195
Accumulated other comprehensive loss	(499)	(117)
Unearned ESOP shares	(3,329)	(3,439)
Unearned stock awards	(1,198)	(1,423)
Total stockholders' equity	84,001	84,537

Total liabilities and stockholders' equity	$530,491	$524,148

See accompanying notes to consolidated financial statements.

PB Bancorp, Inc.

Consolidated Statements of Net Income

(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2018	2017	2018	2017
	(in thousands, except per share data)
Interest and dividend income:
Interest and fees on loans	$3,360	$2,794	$9,844	$8,040
Interest and dividends on investments	926	1,045	2,861	3,221
Other	21	4	82	63
Total interest and dividend income	4,307	3,843	12,787	11,324

Interest expense:
Deposits and escrow	468	435	1,374	1,331
Borrowed funds	330	362	1,031	1,075
Total interest expense	798	797	2,405	2,406
Net interest and dividend income	3,509	3,046	10,382	8,918

Provision for loan losses	50	-	225	436
Net interest and dividend income after provision for loan losses	3,459	3,046	10,157	8,482

Non-interest income:
Total other-than-temporary impairment losses on debt securities	-	-	(2)	-
Portion of losses recognized in other comprehensive income	-	-	1	-
Net impairment losses recognized in earnings	-	-	(1)	-
Fees for services	467	422	1,428	1,289
Mortgage banking activities	9	11	12	58
Net commissions from brokerage services	47	50	127	109
Income from bank-owned life insurance	88	89	267	266
Gain on sale of securities	(6)	-	(7)	-
Gain on sales of other real estate owned, net	48	77	1	109
Legal settlement	-	-	155	517
Other income	82	32	150	148
Total non-interest income	735	681	2,132	2,496

Non-interest expense:
Compensation and benefits	1,871	1,724	5,526	5,126
Occupancy and equipment	293	323	888	933
Data processing	269	273	775	738
LAN/WAN network	30	35	96	107
Advertising and marketing	47	47	146	124
FDIC deposit insurance	41	(9)	120	114
Other real estate owned	35	67	157	178
Write-down of other real estate owned	-	-	14	43
Other	431	397	1,327	1,261
Total non-interest expense	3,017	2,857	9,049	8,624
Income before income tax expense	1,177	870	3,240	2,354

Income tax expense	212	235	900	611
NET INCOME	$965	$635	$2,340	$1,743

Earnings per common share:
Basic	$0.13	$0.09	$0.32	$0.23
Diluted	$0.13	$0.09	$0.32	$0.23

See accompanying notes to consolidated financial statements.

PB Bancorp, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three months ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
	(in thousands)
Net income	$965	$635	$2,340	$1,743
Other comprehensive (loss) income:
Reclassification adjustment for gains realized in income	(6)	-	(7)	-
Net unrealized holding (losses) gains on available-for-sale securities	(268)	3	(452)	(295)
Reclassification adjustment for losses realized in income on available-for-sale securities (1)	-	-	1	-
Non-credit portion of other-than-temporary losses on available-for-sale securities	-	-	(1)	-

Other comprehensive (loss) income before tax	(274)	3	(459)	(295)
Income tax benefit (expense) related to other comprehensive (loss) income	107	(1)	124	107
Other comprehensive (loss) income net of tax	(167)	2	(335)	(188)
Total comprehensive income	$798	$637	$2,005	$1,555

(1) Reported in net impairment losses recognized in earnings included in non-interest income on the consolidated statements of net income. There were no income tax benefits associated with the reclassification adjustments.

See accompanying notes to consolidated financial statements.

PB Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

for the Nine Months Ended March 31, 2018 and 2017

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned ESOP Shares	Unearned Stock Awards	Total Stockholders' Equity
	(dollars in thousands, except per share data)

Balances at June 30, 2016	$79	$62,837	$25,901	$(143)	$(3,586)	$-	$85,088

Comprehensive income	-	-	1,743	(188)	-	-	1,555
Cash dividends declared and paid ($0.09 per share)	-	-	(709)	-	-	-	(709)
ESOP shares committed to be released (13,513 shares)	-	16	-	-	110	-	126
Common stock repurchased (197,000 shares)	(2)	(2,073)	-	-	-	-	(2,075)
Issuance of common stock in connection with stock option exercises (8,343 shares)	-	63	-	-	-	-	63
Issuance of common stock in connection with restricted stock awards (147,750 shares)	1	1,499	-	-	-	(1,500)	-
Share-based compensation expense	-	1	-	-	-	1	2

Balances at March 31, 2017	$78	$62,343	$26,935	$(331)	$(3,476)	$(1,499)	$84,050

Balances at June 30, 2017	$78	$62,243	$27,195	$(117)	$(3,439)	$(1,423)	$84,537

Comprehensive income	-	-	2,340	(335)	-	-	2,005
Cash dividends declared and paid ($0.14 per share)	-	-	(1,090)	-	-	-	(1,090)
ESOP shares committed to be released (13,513 shares)	-	32	-	-	110	-	142
Common stock repurchased (182,620 shares)	(2)	(1,899)	-	-	-	-	(1,901)
Cancellation of shares for tax withholding (2,646 shares)	-	(28)	-	-	-	-	(28)
Share-based compensation	-	111	-	-	-	225	336
Reclassification related to Tax Cuts and Jobs Act (Note 4)	-	-	47	(47)	-	-	-

Balances at March 31, 2018	$76	$60,459	$28,492	$(499)	$(3,329)	$(1,198)	$84,001

See accompanying notes to consolidated financial statements.

PB Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months
	ended March 31,
	2018	2017
	(in thousands)
Cash flows from operating activities
Net income	$2,340	$1,743
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities premiums, net	409	639
Gain of sale of securities	(7)	-
Impairment losses on securities	1	-
Amortization of deferred loan costs, net	178	141
Provision for loan losses	225	436
Gain on sale of other real estate owned, net	(1)	(109)
Write-down of other real estate owned	14	43
Loss on sale of premises and equipment	1	10
Depreciation and amortization - premises and equipment	245	248
Amortization - software	7	49
Increase in accrued interest receivable and other assets	(83)	(416)
Income from bank-owned life insurance	(267)	(266)
(Decrease) increase in other liabilities	(108)	467
Share-based compensation expense	336	2
Deferred tax expense	345	48
ESOP expense	142	126
Net cash provided by operating activities	3,777	3,161

Cash flows from investing activities
Proceeds from sales of available-for-sale securities	3,626	-
Proceeds from calls, pay downs and maturities of available-for-sale securities	5,604	7,717
Proceeds from calls, pay downs and maturities of held-to-maturity securities	22,021	26,652
Purchase of Federal Home Loan Bank stock	(133)	(448)
Loan principal originations, net of repayments	(18,777)	(26,764)
Loan purchases	(21,480)	(15,233)
Recoveries of loans previously charged off	50	50
Purchase of bank-owned life insurance	-	(2,500)
Proceeds from sale of other real estate owned	779	810
Capital expenditures - premises and equipment	(95)	(148)
Capital expenditures - software	-	(32)
Net cash used in investing activities	(8,405)	(9,896)

Cash flows from financing activities
Net increase in deposit accounts	5,198	4,542
Net decrease in mortgagors' escrow accounts	(1,096)	(1,003)
Proceeds from issuance of long-term Federal Home Loan Bank advances	25,730	18,500
Repayment of long-term Federal Home Loan Bank advances	(28,018)	(12,000)
Change in short term Federal Home Loan Bank advances, net	6,000	(160)
Net decrease in securities sold under agreements to repurchase	(827)	(546)
Cash dividends paid on common stock	(1,090)	(709)
Issuance of common stock in connection with stock option exercises	-	63
Common stock repurchased	(1,901)	(2,075)
Cancellation of shares for tax withholding	(28)	-
Net cash provided by financing activities	3,968	6,612

Net decrease in cash and cash equivalents	(660)	(123)
Cash and cash equivalents at beginning of year	10,173	5,133
Cash and cash equivalents at end of period	$9,513	$5,010
Supplemental disclosures
Cash paid during the period for:
Interest	$2,402	$2,419
Income taxes	370	4
Loans transferred to other real estate owned	359	467

See accompanying notes to consolidated financial statements.

PB Bancorp, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – Organization

PB Bancorp, Inc. (the “Company”) is a Maryland corporation incorporated in 2015 to be the successor to PSB Holdings, Inc. upon completion of the second-step mutual-to-stock conversion (the “Conversion”) of Putnam Bancorp, MHC (the “MHC”), the top tier mutual holding company of PSB Holdings, Inc. PSB Holdings, Inc. was the former mid-tier holding company for Putnam Bank (the “Bank”). Prior to completion of the Conversion, approximately 57% of the shares of common stock of PSB Holdings, Inc. were owned by the MHC. In conjunction with the Conversion, the MHC and PSB Holdings, Inc. merged into the Company and the Company became PSB Holdings, Inc.’s successor. The Conversion was completed on January 7, 2016. The Company raised gross proceeds of $33.7 million by selling a total of 4,215,387 shares of common stock at $8.00 per share in the second step offering. Also, an additional 317,287 shares were purchased by the Bank’s Employee Stock Ownership Plan with the proceeds of a loan from the Company. Concurrent with the completion of the stock offering, each share of PSB Holdings, Inc. stock owned by public stockholders (stockholders other than the MHC) was exchanged for 1.1907 shares of Company common stock. A total of 3,347,728 shares of Company common stock were issued in the exchange. The Conversion was accounted for as a capital raising transaction by entities under common control. The historical financial results of the MHC were immaterial to the results of the Company and therefore the net assets of the MHC were reflected as an increase to stockholders’ equity.

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

NOTE 3 – Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in this Update create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Accounting Standards Codification. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date, which defers the original effective dates of ASU 2014-09. The amendments in Update 2014-09 are now effective for annual reporting periods, including interim periods within those fiscal years, beginning after December 15, 2017. The Company’s primary source of revenue is interest income on financial assets, which is explicitly excluded from the scope of the new guidance. Accordingly, this is not expected to be material to the Company’s results of operations or financial position.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall, (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this Update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Targeted improvements to generally accepted accounting principles include the requirement for equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income cost and the elimination of the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Management is currently evaluating the impact to the consolidated financial statements of adopting this Update. The effect of the requirement to recognize equity investments at fair value through the income statement is dependent upon the amount and market performance of investments held each period. At March 31, 2018, there were no unrealized gains or losses on equity investments.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326), which requires entities to measure all expected credit losses for certain financial assets (such as loans and held-to-maturity securities) held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  Entities will now use forward-looking information to better form their credit loss estimates.  The ASU also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  Management is currently working to implement these requirements to determine the potential impact on the Company’s consolidated financial statements.

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

General component

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, commercial and consumer/other. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; concentrations; changes in lending policies and procedures; experience/ability/depth of lending management and staff; loan rating migration; the effect of other external factors; changes in the value of underlying collateral; changes in the loan review system and national and local economic trends and conditions. During the quarter ended December 31, 2016, the Company changed its calculation of historical losses from a two-year rolling average to a five-year rolling average. The change was made to enable the Company to include more meaningful and relevant loss data over a time period indicative of the risk in the Company’s current loan portfolio. The change in calculation did not have a material effect on our allowance for loan losses. There were no other changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses through March 31, 2018.

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

Specific component

The specific component relates to loans that are classified as impaired. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent or foreclosure is probable. An allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer/other and residential real estate loans for impairment disclosures, unless such loans are non-accrual or subject to a troubled debt restructuring (“TDR”) agreement.

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

Goodwill. Goodwill is measured as the excess of the cost of a business acquisition over the sum of the amounts assigned to identifiable tangible and intangible assets acquired less liabilities assumed. Goodwill is not amortized but is subject to a review of qualitative factors annually or more frequently if circumstances warrant, to determine if an impairment test is required. If required, the Company uses the following two-step approach for reviewing goodwill for impairment:

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

On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act (the “Act”). The Act includes a number of changes in existing tax law impacting businesses including, among other things, a permanent reduction in the corporate income tax rate from 34% to 21%, effective on January 1, 2018. As a result of this rate reduction, the Company revalued its net deferred tax asset as of December 22, 2017 resulting in a reduction in the value of the net deferred tax asset of $211,000, which was recorded as additional tax expense in the Company’s consolidated statements for the three months ended December 31, 2017. Included in the additional tax expense is $47,000 related to net unrealized losses on securities available-for-sale. The accounting treatment effectively stranded $47,000 of deferred tax items in accumulated other comprehensive income. The Company has developed a reasonable estimate of the other provisions of the Act in determining the current year income tax provision.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“AOCI”), which allows a reclassification from AOCI to retained earnings to eliminate the stranded tax effects resulting from the Act. As permitted, the Company early adopted the ASU and recorded a $47,000 increase in retained earnings and corresponding decrease in AOCI as of January 1, 2018.

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

The following information was used in the computation of EPS on both a basic and diluted basis for the three and nine months ended March 31, 2018 and 2017:

	Three months ended March 31,		Nine months ended March 31,
	2018	2017	2018	2017
Net income	$965,000	$635,000	$2,340,000	$1,743,000

Weighted average common shares applicable to basic EPS	7,295,257	7,411,018	7,341,827	7,431,341
Effect of dilutive potential common shares	-	2,765	-	1,156
Weighted average common shares applicable to diluted EPS	7,295,257	7,413,783	7,341,827	7,432,497
Earnings per share:
Basic	$0.13	$0.09	$0.32	$0.23
Diluted	$0.13	$0.09	$0.32	$0.23

For the three and nine months ended March 31, 2018, options to purchase 392,330 shares were outstanding but not included in the computation of earnings per share because they were anti-dilutive.

NOTE 6 – Investment Securities

The carrying value, estimated fair values, and gross unrealized gains and losses of investment securities by maturity and type are as follows:

	Amortized	Gross Unrealized		Fair
	Cost Basis	Gains	(Losses)	Value
	(in thousands)
March 31, 2018:
Available-for-sale:
Debt securities:
U.S. government and government-sponsored securities:
Due in one year or less	$1,000	$-	$(7)	$993
After ten years	3,461	-	(44)	3,417
	4,461	-	(51)	4,410

Corporate bonds and other securities:
Due from five through ten years	3,000	-	(191)	2,809
After ten years	2,999	-	(192)	2,807
	5,999	-	(383)	5,616

U.S. Government-sponsored and guaranteed mortgage-backed securities:
Due in one year or less	2	-	-	2
From one through five years	2,269	-	(85)	2,184
From five through ten years	4,733	-	(68)	4,665
After ten years	20,293	145	(418)	20,020
	27,297	145	(571)	26,871

Non-agency mortgage-backed securities:
Due after ten years	3,217	487	(266)	3,438
Total debt securities	40,974	632	(1,271)	40,335

Equity securities:
Auction rate preferred:
Due from five through ten years	8,000	-	-	8,000
After ten years	2,000	-	-	2,000
	10,000	-	-	10,000
Total available-for-sale securities	$50,974	$632	$(1,271)	$50,335

Held-to-maturity:
U.S. government and government-sponsored securities:
Due in one year or less	$1,000	$-	$(2)	$998
From one through five years	5,974	32	(30)	5,976
After ten years	4,796	-	(160)	4,636
	11,770	32	(192)	11,610

State agency and municipal obligations
Due from five through ten years	447	-	(16)	431

U.S. Government-sponsored and guaranteed mortgage-backed securities:
Due from one through five years	966	10	(6)	970
From five through ten years	9,600	20	(227)	9,393
After ten years	64,941	534	(923)	64,552
	75,507	564	(1,156)	74,915
Total held-to-maturity securities	$87,724	$596	$(1,364)	$86,956

	Amortized	Gross Unrealized		Fair
	Cost Basis	Gains	(Losses)	Value
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

There were gains on sales of available-for-sale securities of $6,000 and $7,000 for the three and nine months ended March 31, 2018, respectively and none for the three and nine months ended March 31, 2017. Gains and losses on the sales of securities are recorded on the trade date and are determined using the specific identification method. There were $1,000 in other-than-temporary impairment charges on available-for-sale securities realized in income during the nine months ended March 31, 2018. There were no other-than-temporary impairment charges on available-for-sale securities during the three and nine months ended March 31, 2017. The write-downs for the nine months ended March 31, 2018 included total other-than-temporary impairment losses on non-agency mortgage-back securities of $2,000, net of $1,000 recognized in other comprehensive loss, before taxes.

The following is a summary of the estimated fair value and related unrealized losses segregated by category and length of time that individual securities have been in a continuous unrealized loss position at:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
March 31, 2018:
Available-for-sale:
U.S. Government and government-sponsored securities	$-	$-	$4,410	$51	$4,410	$51
Corporate bonds and other securities	-	-	5,616	383	5,616	383
U.S. Government-sponsored and guaranteed mortgage-backed securities	7,968	107	15,721	464	23,689	571
Total temporarily impaired available-for-sale	7,968	107	25,747	898	33,715	1,005

Held-to-maturity:
U.S. Government and government-sponsored securities	5,964	32	4,636	160	10,600	192
State and political subdivisions	431	16	-	-	431	16
U.S. Government-sponsored and guaranteed mortgage-backed securities	35,578	581	18,139	575	53,717	1,156
Total temporarily impaired held-to-maturity	41,973	629	22,775	735	64,748	1,364

Other-than-temporarily impaired debt securities (1):
Non-agency mortgage-backed securities	-	-	1,208	266	1,208	266

Total temporarily-impaired and other-than-temporarily impaired securities	$49,941	$736	$49,730	$1,899	$99,671	$2,635

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
June 30, 2017:
Available-for-sale:
U.S. Government and government-sponsored securities	$995	$5	$3,771	$17	$4,766	$22
Corporate bonds and other securities	-	-	5,578	421	5,578	421
U.S. Government-sponsored and guaranteed mortgage-backed securities	17,798	192	3,539	41	21,337	233
Total temporarily impaired available-for-sale	18,793	197	12,888	479	31,681	676

Held-to-maturity:
U.S. Government and government-sponsored securities	7,393	52	-	-	7,393	52
State and political subdivisions	445	6	-	-	445	6
U.S. Government-sponsored and guaranteed mortgage-backed securities	27,910	211	7,928	144	35,838	355
Total temporarily impaired held-to-maturity	35,748	269	7,928	144	43,676	413

Other-than-temporarily impaired debt securities (1):
Non-agency mortgage-backed securities	-	-	1,331	231	1,331	231

Total temporarily-impaired and other-than-temporarily impaired securities	$54,541	$466	$22,147	$854	$76,688	$1,320

(1)	Includes other-than-temporary impaired available-for-sale debt securities in which a portion of the other-than-temporary impairment loss remains in accumulated other comprehensive income (loss).

Management evaluates securities for OTTI at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

At March 31, 2018, there were 94 individual investment securities with aggregate depreciation of 2.6% from the Company’s amortized cost basis. Management has the intent and ability to hold these securities until cost recovery occurs and considers these declines to be temporary.

The unrealized losses on the Company’s investment in U.S. Government-sponsored agency bonds and U.S. government-guaranteed and government-sponsored residential mortgage-backed securities were primarily caused by interest rate fluctuations. These investments are guaranteed or sponsored by the U.S. government or an agency thereof. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the investment. Because the decline in market value is attributable to changes in interest rates and not to credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2018.

The Company’s unrealized losses on investments in corporate bonds and other securities relate to investments in companies within the financial services sector. As of March 31, 2018, the Company had five investments in corporate single-issuer trust preferred securities (TRUPs) with a total book value of $6.0 million and total fair value of $5.6 million, all of which were classified as available-for-sale. The single-issuer trust preferred investments are evaluated for other-than-temporary impairment by performing a present value of cash flows calculation each quarter. None of the issuers have deferred interest payments or announced the intention to defer interest payments. The Company believes the decline in fair value is related to the spread over three-month LIBOR, on which the quarterly interest payments are based, as the spread over LIBOR being received is significantly lower than current market spreads. Management concluded the impairment of these investments was considered temporary and asserts that the Company does not have the intent to sell these investments and that it is more likely than not it will not have to sell the investments before recovery of their cost bases which may be at maturity.

At March 31, 2018, there was one state and political subdivision security that had an unrealized loss of 3.6% from the Company’s amortized cost basis. The unrealized loss was primarily caused by interest rate fluctuations. This security is guaranteed by a school district located in Texas. Because the decline in market value is attributable to changes in interest rates and not to credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company does not consider this investment to be other-than-temporarily impaired at March 31, 2018.

For the nine months ended March 31, 2018, securities with other-than-temporary impairment losses recognized in earnings consisted of non-agency mortgage-backed securities. For these debt securities, the Company estimated the portion of loss attributable to credit loss using a discounted cash flow model. Significant inputs included the estimated cash flows of the underlying loans based on key assumptions, such as default rate, loss severity and prepayment rate. Assumptions can vary widely from security to security, and are influenced by such factors as loan interest rate, geographical location of the borrower, borrower characteristics and collateral type. The present value of the expected cash flows was compared to the Company’s amortized cost basis to determine the credit-related impairment loss. Based on the expected cash flows derived from the model, the Company expects to recover the remaining unrealized losses on these securities.

The following table represents a roll-forward of the amount of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in other comprehensive loss:

	Nine months ended
	March 31,
	2018	2017
	(in thousands)

Balance at beginning of period	$15,982	$15,982
Additional credit losses on securities for which an other-than-temporary impairment charge was previously recorded	1	-

Balance at end of period	$15,983	$15,982

NOTE 7 – Loans

The following table sets forth the composition of our loan portfolio at March 31, 2018 and June 30, 2017:

	March 31,	June 30,
	2018	2017
	(in thousands)

Real Estate:
Residential (1)	$240,369	$225,745
Commercial	95,687	71,558
Residential construction	1,573	1,000
Commercial	12,267	12,123
Consumer and other	849	829

Total loans	350,745	311,255

Net deferred loan costs	1,431	1,317
Allowance for loan losses	(2,939)	(2,780)

Loans, net	$349,237	$309,792

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

The following table presents the Company’s loan classes by internally assigned grades at March 31, 2018 and June 30, 2017:

	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and other	Total
	(in thousands)
March 31, 2018
Grade:
Pass	$236,092	$92,548	$1,573	$12,267	$848	$343,328
Special Mention	377	1,074	-	-	-	1,451
Substandard	3,900	2,065	-	-	1	5,966
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$240,369	$95,687	$1,573	$12,267	$849	$350,745

June 30, 2017
Grade:
Pass	$221,514	$68,675	$1,000	$12,123	$827	$304,139
Special Mention	394	715	-	-	-	1,109
Substandard	3,837	2,168	-	-	2	6,007
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$225,745	$71,558	$1,000	$12,123	$829	$311,255

There were no material modifications deemed to be troubled debt restructures for the nine months ended March 31, 2018 and 2017.

There were no material troubled debt restructurings that subsequently defaulted (defined as 30 or more days past due subsequent to restructuring) within one year of modification during the three and nine months ended March 31, 2018 and 2017.

NOTE 8 – Non-performing Assets, Past Due and Impaired Loans

The table below sets forth the amounts and categories of non-performing assets at the dates indicated:

	At March 31,	At June 30,
	2018	2017
	(Dollars in thousands)
Non-accrual loans:
Real Estate:
Residential	$3,900	$3,837
Commercial	442	594
Consumer	1	2
Total non-accrual loans	4,343	4,433

Accruing loans past due 90 days or more	-	-

Total non-performing loans	4,343	4,433

Other real estate owned	1,381	1,814
Total non-performing assets	$5,724	$6,247

Total non-performing loans to total loans	1.24%	1.42%
Total non-performing assets to total assets	1.08%	1.19%

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

The following table sets forth information regarding past due loans at March 31, 2018 and June 30, 2017:

			90 days
	30–59 Days	60–89 Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due
	(in thousands)
At March 31, 2018

Real Estate:
Residential	$4,168	$540	$718	$5,426
Commercial	688	-	-	688
Consumer and other	2	-	-	2
Total	$4,858	$540	$718	$6,116

At June 30, 2017

Real Estate:
Residential	$230	$349	$455	$1,034
Consumer and other	3	-	-	3
Total	$233	$349	$455	$1,037

The following is a summary of information pertaining to impaired loans at March 31, 2018 and June 30, 2017, none of which had a valuation allowance:

	At March 31, 2018		At June 30, 2017
		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal
	Investment	Balance	Investment	Balance
	(in thousands)
Real Estate:
Residential	$2,322	$2,460	$2,262	$2,367
Commercial	1,252	1,935	1,329	2,013
Total impaired loans	$3,574	$4,395	$3,591	$4,380

The following is a summary of additional information pertaining to impaired loans:

	Three months ended			Three months ended
	March 31, 2018			March 31, 2017
	Average	Interest	Interest Income	Average	Interest	Interest Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
	(in thousands)
Real Estate:
Residential	$2,194	$5	$-	$1,943	$7	$-
Commercial	1,265	22	-	1,598	19	-
Commercial	-	-	-	12	-	-
Total impaired loans	$3,459	$27	$-	$3,553	$26	$-

	Nine months ended			Nine months ended
	March 31, 2018			March 31, 2017
	Average	Interest	Interest Income	Average	Interest	Interest Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
	(in thousands)
Real Estate:
Residential	$2,193	$21	$7	$2,028	$18	$-
Commercial	1,290	66	-	2,075	85	-
Commercial	-	-	-	13	-	-
Total impaired loans	$3,483	$87	$7	$4,116	$103	$-

NOTE 9 – Allowance for Loan Losses

An analysis of the allowance for loan losses for the three and nine months ended March 31, 2018 and 2017 is as follows:

	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and Other	Unallocated	Total
	(in thousands)
Three months ended
March 31, 2018

Beginning balance	$1,417	$1,215	$9	$79	$131	$114	$2,965
Charge-offs	(83)	-	-	-	(11)	-	(94)
Recoveries	10	-	-	4	4	-	18
Provision (credit)	147	(58)	1	(8)	6	(38)	50
Ending Balance	$1,491	$1,157	$10	$75	$130	$76	$2,939

Three months ended
March 31, 2017

Beginning balance	$1,414	$1,024	$11	$88	$57	$56	$2,650
Charge-offs	-	-	-	-	(9)	-	(9)
Recoveries	10	-	-	3	7	-	20
Provision (credit)	(63)	72	(3)	(11)	7	(2)	-
Ending Balance	$1,361	$1,096	$8	$80	$62	$54	$2,661

Nine months ended
March 31, 2018

Beginning balance	$1,359	$1,164	$6	$76	$86	$89	$2,780
Charge-offs	(83)	-	-	-	(33)	-	(116)
Recoveries	27	-	-	10	13	-	50
Provision (credit)	188	(7)	4	(11)	64	(13)	225
Ending Balance	$1,491	$1,157	$10	$75	$130	$76	$2,939

Nine months ended
March 31, 2017

Beginning balance	$1,171	$967	$6	$78	$20	$61	$2,303
Charge-offs	(100)	-	-	-	(28)	-	(128)
Recoveries	30	-	-	8	12	-	50
Provision (credit)	260	129	2	(6)	58	(7)	436
Ending Balance	$1,361	$1,096	$8	$80	$62	$54	$2,661

Further information pertaining to the allowance for loan losses at March 31, 2018 and June 30, 2017 is as follows:

	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and Other	Unallocated	Total
	(in thousands)
At March 31, 2018

Amount of allowance for loan losses for impaired loans	$-	$-	$-	$-	$-	$-	$-

Amount of allowance for loan losses for non-impaired loans	$1,491	$1,157	$10	$75	$130	$76	$2,939

Impaired loans	$2,322	$1,252	$-	$-	$-	$-	$3,574

Non-impaired loans	$238,047	$94,435	$1,573	$12,267	$849	$-	$347,171

At June 30, 2017

Amount of allowance for loan losses for impaired loans	$-	$-	$-	$-	$-	$-	$-

Amount of allowance for loan losses for non-impaired loans	$1,359	$1,164	$6	$76	$86	$89	$2,780

Impaired loans	$2,262	$1,329	$-	$-	$-	$-	$3,591

Non-impaired loans	$223,483	$70,229	$1,000	$12,123	$829	$-	$307,664

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

The Company has recorded share-based compensation expense related to outstanding stock option and restricted stock awards based upon the fair value at the date of grant over the vesting period of such awards on a straight-line basis. The fair value of each restricted stock allocation, based on the market price at the date of grant, is recorded to unearned stock awards. Compensation expense related to unearned restricted shares is amortized to compensation and benefits expense over the vesting period of the restricted stock awards, adjusted by actual forfeitures. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing method which includes several assumptions such as volatility, expected dividends, expected term and risk-free rate for each stock option award. The Company recorded share-based compensation expense in connection with the stock option and restricted stock awards for the three months ended March 31, 2018 of $112,000 and for the nine months ended March 31, 2018 of $336,000.

NOTE 11 – Accumulated Other Comprehensive Loss

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the consolidated balance sheets, such items are components of accumulated other comprehensive loss.

The components of accumulated other comprehensive loss and related tax effects are as follows:

	March 31,	June 30,
	2018	2017
	(in thousands)
Net unrealized loss on securities available-for-sale	$(639)	$(180)
Tax effect	140	63
Accumulated other comprehensive loss	$(499)	$(117)

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s assets carried at fair value for March 31, 2018.

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

The Company did not have any transfers of assets between levels of the fair value hierarchy during the three and nine months ended March 31, 2018.

The following summarizes assets measured at fair value on a recurring basis at March 31, 2018 and June 30, 2017:

	Total Fair
	Value	Level 1	Level 2	Level 3
	(in thousands)
At March 31, 2018

Securities available-for-sale:
U.S. government and government-sponsored securities	$4,410	$-	$4,410	$-
Corporate bonds and other securities	5,616	-	5,616	-
U.S. Government-sponsored and guaranteed mortgage-backed securities	26,871	-	26,871	-
Non-agency mortgage-backed securities	3,438	-	3,438	-
Equity securities	10,000	-	-	10,000
Total	$50,335	$-	$40,335	$10,000

At June 30, 2017

Securities available-for-sale:
U.S. government and government-sponsored securities	$4,766	$-	$4,766	$-
Corporate bonds and other securities	5,578	-	5,578	-
U.S. Government-sponsored and guaranteed mortgage-backed securities	35,915	-	35,915	-
Non-agency mortgage-backed securities	3,891	-	3,891	-
Equity securities	10,000	-	-	10,000
Total	$60,150	$-	$50,150	$10,000

There were no changes in level 3 assets measured at fair value for the nine months ended March 31, 2018 and 2017.

The following summarizes assets measured at fair value on a non-recurring basis and the adjustments to the carrying value at and for the three and nine months ended March 31, 2018 and 2017:

					Total Losses	Total Losses
					for the three	for the nine
	Total Fair				months ended	months ended
	Value	Level 1	Level 2	Level 3	March 31, 2018	March 31, 2018
	(in thousands)
At March 31, 2018

Other real estate owned	110	-	-	110	-	9
	$110	$-	$-	$110	$-	$9

					Total Losses	Total Losses
					for the three	for the nine
	Total Fair				months ended	months ended
	Value	Level 1	Level 2	Level 3	March 31, 2017	March 31, 2017
	(in thousands)
At June 30, 2017

Other real estate owned	$345	$-	$-	$345	-	43
	$345	$-	$-	$345	$-	$43

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

There were no liabilities measured at fair value on a recurring or non-recurring basis at March 31, 2018 or June 30, 2017.

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

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, as of March 31, 2018 and June 30, 2017:

	March 31, 2018
	Carrying	Fair Value Hierarchy			Total Fair
	Amount	Level 1	Level 2	Level 3	Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$9,513	$9,513	$-	$-	$9,513
Securities available-for-sale	50,335	-	40,335	10,000	50,335
Securities held-to-maturity	87,724	-	86,956	-	86,956
Federal Home Loan Bank stock	4,486	-	-	4,486	4,486
Loans, net	349,237	-	-	344,599	344,599
Accrued interest receivable	1,297	-	-	1,297	1,297

Financial liabilities:
Deposits	370,959	-	-	372,194	372,194
Mortgagors' escrow accounts	1,754	-	-	1,754	1,754
Federal Home Loan Bank advances	70,712	-	69,524	-	69,524
Securities sold under agreements to repurchase	755	-	755	-	755
Accrued interest payable	120	-	-	120	120

	June 30, 2017
	Carrying	Fair Value Hierarchy			Total Fair
	Amount	Level 1	Level 2	Level 3	Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$10,173	$10,173	$-	$-	$10,173
Securities available-for-sale	60,150	-	50,150	10,000	60,150
Securities held-to-maturity	110,022	-	110,823	-	110,823
Federal Home Loan Bank stock	4,353	-	-	4,353	4,353
Loans, net	309,792	-	-	310,015	310,015
Accrued interest receivable	1,258	-	-	1,258	1,258

Financial liabilities:
Deposits	365,761	-	-	367,233	367,233
Mortgagors' escrow accounts	2,850	-	-	2,850	2,850
Federal Home Loan Bank advances	67,000	-	68,079	-	68,079
Securities sold under agreements to repurchase	1,582	-	1,582	-	1,582
Accrued interest payable	115	-	-	115	115

NOTE 13 – Subsequent Events

On April 4, 2018, PB Bancorp, Inc. (the “Company”) announced that its Board of Directors has adopted a second stock repurchase program. Under the repurchase program, the Company may repurchase up to 193,012 shares of its common stock, or approximately 2.5% of the current outstanding shares. Repurchases will be made no sooner than the termination of the Company’s regular quarterly trading blackout after the Company publicly releases its results of operations for the fiscal quarter ended March 31, 2018, and consistent with the Company’s trading policies.

On April 18, 2018, the Board of Directors of PB Bancorp, Inc. declared a cash dividend of $0.06 per share for stockholders of record as of May 2, 2018, which is payable on May 16, 2018.

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

The contractual amounts of outstanding commitments were as follows:

	March 31,	June 30,
	2018	2017
	(in thousands)
Commitments to extend credit:
Loan commitments	$1,308	$3,859
Unadvanced construction loans	12,857	9,469
Unadvanced lines of credit	19,192	18,025
Standby letters of credit	395	710
Outstanding commitments	$33,752	$32,063

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses changes in the financial condition at March 31, 2018 and June 30, 2017 and results of operations for the three and nine months ended March 31, 2018 and 2017, and should be read in conjunction with the Company’s Consolidated Financial Statements (unaudited) and the notes thereto, appearing in Part I, Item 1 of this quarterly report. These financial statements should be read in conjunction with the 2017 Consolidated Financial Statements and notes thereto included in PB Bancorp, Inc.’s Annual Report on Form 10-K filed with the SEC on September 25, 2017.

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

Our net income increased $330,000, or 52.0%, to $965,000, or $0.13 per basic and diluted share for the three months ended March 31, 2018, compared to net income of $635,000, or $0.09 per basic and diluted share for the three months ended March 31, 2017. This was due primarily to an increase in net interest income of $463,000, or 15.2% to $3.5 million for the three months ended March 31, 2018 from $3.0 million for the three months ended March 31, 2017, while non-interest income increased $54,000, or 7.9% to $735,000, for the three months ended March 31, 2018 from $681,000 million for the three months ended March 31, 2017.  The provision for loan loss for the three months ended March 31, 2018 was $50,000 compared to no provision for loan loss for the three months ended March 31, 2017. Non-interest expense increased $160,000, or 5.6% to $3.0 million for the three months ended March 31, 2018 from $2.9 million for the three months ended March 31, 2017. Income tax expense decreased $23,000, or 9.8% to $212,000 for the three months ended March 31, 2018 from $235,000 for the three months ended March 31, 2017.

Our net income increased $597,000, or 34.3%, to $2.3 million, or $0.32 per basic and diluted share for the nine months ended March 31, 2018, compared to net income of $1.7 million, or $0.23 per basic and diluted share for the nine months ended March 31, 2017. This was due primarily to an increase in net interest income of $1.5 million, or 16.4% to $10.4 million for the nine months ended March 31, 2018 from $8.9 million for the nine months ended March 31, 2017, while non-interest income decreased $364,000, or 14.6% to $2.1 million, for the nine months ended March 31, 2018 from $2.5 million for the nine months ended March 31, 2017.  The provision for loan losses decreased $211,000, or 48.4% to $225,000 for the nine months ended March 31, 2018 from $436,000 for the nine months ended March 31, 2017. Non-interest expense increased $425,000, or 4.9% to $9.0 million for the nine months ended March 31, 2018 from $8.6 million for the nine months ended March 31, 2017. Income tax expense increased $289,000, or 47.3% to $900,000 for the nine months ended March 31, 2018 from $611,000 for the nine months ended March 31, 2017. As a result of the Tax Cuts and Jobs Act being signed into law on December 22, 2017, the Company revalued its net deferred tax asset as of December 22, 2017 resulting in a reduction in the value of the net deferred tax asset of $211,000, which was recorded as additional tax expense in the Company’s consolidated statements for the quarter ended December 31, 2017.

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

Comparison of Financial Condition at March 31, 2018 and June 30, 2017

Assets

Total assets were $530.5 million at March 31, 2018, an increase of $6.3 million, or 1.2%, from $524.1 million at June 30, 2017. Cash and cash equivalents decreased $660,000, or 6.5%, to $9.5 million at March 31, 2018 compared to $10.2 million at June 30, 2017. Investments in held-to-maturity securities decreased $22.3 million, or 20.3%, to $87.7 million at March 31, 2018 compared to $110.0 million at June 30, 2017 and investments in available-for-sale securities decreased $9.8 million, or 16.3%, to $50.3 million at March 31, 2018 compared to $60.2 million at June 30, 2017. Net loans outstanding increased $39.4 million, or 12.7%, to $349.2 million at March 31, 2018 from $309.8 million at June 30, 2017. The increase in loans was primarily due to a $14.6 million, or 6.5%, increase in residential real estate loans to $240.4 million at March 31, 2018 from $225.7 million at June 30, 2017. This increase reflected $21.3 million in residential loan purchases. Commercial real estate loans increased $24.1 million, or 33.7%, to $95.7 million at March 31, 2018 from $71.6 million at June 30, 2017. With increased loan demand, we have been using excess cash to fund loan originations instead of investing in securities.

Allowance for Loan Losses

The table below indicates the relationship between the allowance for loan losses, total loans outstanding and non-performing loans at March 31, 2018 and June 30, 2017. For additional information, see “Comparison of Operating Results for the three and nine months ended March 31, 2018 and 2017 – Provision for Loan Losses.”

	March 31,	June 30,
	2018	2017
	(Dollars in thousands)
Allowance for loan losses	$2,939	$2,780
Total loans	350,745	311,255
Non-performing loans	4,343	4,433
Allowance/total loans	0.84%	0.89%
Allowance/non-performing loans	67.7%	62.7%

Liabilities

Total liabilities increased $6.9 million, or 1.6%, to $446.5 million at March 31, 2018 from $439.6 million at June 30, 2017. Total deposits increased $5.2 million, or 1.4%, to $371.0 million at March 31, 2018 from $365.8 million at June 30, 2017. We experienced a decrease in non-interest-bearing deposits of $484,000, or 0.7% to $71.3 million at March 31, 2018 compared to $71.8 million at June 30, 2017. Interest-bearing deposits increased $5.7 million, or 1.9% to $299.7 million at March 31, 2018 compared to $294.0 million at June 30, 2017. Brokered CD’s increased $4.5 million during the nine months ended March 2018. Total Federal Home Loan Bank borrowings increased $3.7 million, or 5.5%, to $70.7 million at March 31, 2018 from $67.0 million at June 30, 2017. Securities sold under agreements to repurchase decreased $827,000, or 52.3% to $755,000 at March 31, 2018 compared to $1.6 million at June 30, 2017. Mortgagors’ escrow accounts decreased $1.1 million, or 38.5% to $1.8 million at March 31, 2018 compared to $2.9 million at June 30, 2017.

Stockholders’ Equity

Total stockholders’ equity decreased $536,000, or 0.6%, to $84.0 million at March 31, 2018 from $84.5 million at June 30, 2017. We had $2.3 million of net income during the nine months ended March 31, 2018. The Company repurchased 182,620 shares for $1.9 million during the nine months ended March 31, 2018. Dividends paid during the nine months ended March 31, 2018 were $1.1 million.

Comparison of Operating Results for the Three and Nine Months Ended March 31, 2018 and 2017

Interest and Dividend Income. Interest and dividend income increased $464,000, or 12.1% to $4.3 million for the three months ended March 31, 2018 compared to $3.8 million for the three months ended March 31, 2017. The average balance of interest-earning assets increased $14.6 million, or 3.0% to $500.5 million for the three months ended March 31, 2018 from $485.9 million for the three months ended March 31, 2017. The average yield on interest-earning assets increased to 3.49% for the three months ended March 31, 2018 from 3.21% for the three months ended March 31, 2017.

Interest income on loans increased $566,000, or 20.3% to $3.4 million for the three months ended March 31, 2018 compared to $2.8 million for the three months ended March 31, 2017. This was due to an increase in average loans outstanding and an increase in yield. The average balance of loans increased $57.5 million, or 20.0% to $345.6 million for the three months ended March 31, 2018 from $288.1 million for the three months ended March 31, 2017. The yield on average loans increased one basis point to 3.94% for the three months ended March 31, 2018 from 3.93% for the three months ended March 31, 2017.

Interest and dividend income on investments decreased $119,000, or 11.4% to $926,000 for the three months ended March 31, 2018 compared to $1.0 million for the three months ended March 31, 2017. This was due to a decrease in the average balance of investments of $41.3 million, or 21.9% to $147.8 million for the three months ended March 31, 2018 from $189.1 million for the three months ended March 31, 2017. This was partially offset by an increase in yield of 30 basis points to 2.54% for the three months ended March 31, 2018 from 2.24% for the three months ended March 31, 2017.

Interest and dividend income increased $1.5 million, or 12.9% to $12.8 million for the nine months ended March 31, 2018 compared to $11.3 million for the nine months ended March 31, 2017. The average balance of interest-earning assets increased $17.9 million, or 3.7% to $499.9 million for the nine months ended March 31, 2018 from $481.9 million for the nine months ended March 31, 2017. The average yield on interest-earning assets increased to 3.41% for the nine months ended March 31, 2018 from 3.13% for the nine months ended March 31, 2017.

Interest income on loans increased $1.8 million, or 22.4% to $9.8 million for the nine months ended March 31, 2018 compared to $8.0 million for the nine months ended March 31, 2017. This was due to an increase in average loans outstanding which was partially offset by a decrease in yield. The average balance of loans increased $64.7 million, or 23.9% to $335.3 million for the nine months ended March 31, 2018 from $270.5 million for the nine months ended March 31, 2017. The yield on average loans decreased five basis points to 3.91% for the nine months ended March 31, 2018 from 3.96% for the nine months ended March 31, 2017, due to continued repayments of higher-yielding loans and purchasing and originating newer loans in a lower interest rate environment.

Interest and dividend income on investments decreased $360,000, or 11.2% to $2.9 million for the nine months ended March 31, 2018 compared to $3.2 million for the nine months ended March 31, 2017. This was due to a decrease in the average balance of investments of $42.3 million, or 21.0% to $158.7 million for the nine months ended March 31, 2018 from $200.9 million for the nine months ended March 31, 2017 as we have invested excess liquidity into loans. This was partially offset by an increase in yield of 26 basis points to 2.40% for the nine months ended March 31, 2018 from 2.14% for the nine months ended March 31, 2017.

Interest Expense. Interest expense increased $1,000 to $798,000, for the three months ended March 31, 2018 compared to $797,000 for the three months ended March 31, 2017. Total average interest-bearing liabilities increased $17.8 million, or 5.0% to $375.1 million for the three months ended March 31, 2018 compared to $357.3 million for the three months ended March 31, 2017. The cost of average interest-bearing liabilities decreased to 0.86% for the three months ended March 31, 2018 compared to 0.90% for the three months ended March 31, 2017.

Interest expense on deposits increased by $33,000, or 7.6%, to $468,000 for the three months ended March 31, 2018 from $435,000 for the three months ended March 31, 2017. Interest expense on time deposits increased $38,000, or 11.7%, to $364,000 for the three months ended March 31, 2018 from $326,000 for the three months ended March 31, 2017. The cost of interest-bearing deposits increased to 0.64% for the three months ended March 31, 2018 from 0.60% for the three months ended March 31, 2017.

Interest expense on borrowings decreased by $32,000, or 8.8%, to $330,000 for the three months ended March 31, 2018 from $362,000 for the three months ended March 31, 2017. The rate paid on borrowings decreased 54 basis points to 1.72% for the three months ended March 31, 2018 from 2.26% for the three months ended March 31, 2017. Average borrowings increased $12.7 million, or 19.7%, to $77.6 million for the three months ended March 31, 2018 from $64.9 million for the three months ended March 31, 2017. Average Federal Home Loan Bank advances increased $13.2 million, or 21.4%, to $74.7 million for the three months ended March 31, 2018 from $61.5 million for the three months ended March 31, 2017. The average rate on Federal Home Loan Bank advances decreased 59 basis points to 1.79% for the three months ended March 31, 2018 from 2.38% for the three months ended March 31, 2017. Average other borrowed money decreased $409,000, or 12.1%, to $3.0 million for the three months ended March 31, 2018 from $3.4 million for the three months ended March 31, 2017.

Interest expense remained unchanged at $2.4 million for the nine months ended March 31, 2018 and 2017. Total average interest-bearing liabilities increased $18.1 million, or 5.1% to $372.4 million for the nine months ended March 31, 2018 compared to $354.3 million for the nine months ended March 31, 2017. The cost of average interest-bearing liabilities decreased to 0.86% for the nine months ended March 31, 2018 compared to 0.90% for the nine months ended March 31, 2017.

Interest expense on deposits increased by $43,000, or 3.2%, to $1.4 for the nine months ended March 31, 2018 from $1.3 for the nine months ended March 31, 2017. Interest expense on time deposits increased $62,000, or 6.2%, to $1.1 million for the nine months ended March 31, 2018 from $1.0 million for the nine months ended March 31, 2017. The cost of interest-bearing deposits increased to 0.62% for the nine months ended March 31, 2018 from 0.61% for the nine months ended March 31, 2017 despite increasing market rates.

Interest expense on borrowings decreased by $44,000, or 4.1%, to $1.0 million for the nine months ended March 31, 2018 from $1.1 million for the nine months ended March 31, 2017. The rate paid on borrowings decreased 52 basis points to 1.76% for the nine months ended March 31, 2018 from 2.28% for the nine months ended March 31, 2017. Average borrowings increased $15.4 million, or 24.5%, to $78.1 million for the nine months ended March 31, 2018 from $62.7 million for the nine months ended March 31, 2017. Average Federal Home Loan Bank advances increased $17.3 million, or 29.9%, to $75.3 million for the nine months ended March 31, 2018 from $58.0 million for the nine months ended March 31, 2017. This increase was used to fund some of the loan growth this fiscal year. The average rate on Federal Home Loan Bank advances decreased 64 basis points to 1.82% for the nine months ended March 31, 2018 from 2.46% for the nine months ended March 31, 2017. Average other borrowed money decreased $1.9 million, or 41.1%, to $2.8 million for the nine months ended March 31, 2018 from $4.7 million for the nine months ended March 31, 2017.

Net Interest Income. Net interest income increased $463,000, or 15.2%, to $3.5 million for the three months ended March 31, 2018 from $3.0 million for the three months ended March 31, 2017. Our interest rate spread increased to 2.63% for the three months ended March 31, 2018 from 2.31% for the three months ended March 31, 2017 and our net interest-earning assets decreased $3.2 million, or 2.5%. Our net interest margin increased to 2.84% for the three months ended March 31, 2018 from 2.54% for the three months ended March 31, 2017.

Net interest income increased $1.5 million, or 16.4%, to $10.4 million for the nine months ended March 31, 2018 from $8.9 million for the nine months ended March 31, 2017. Our interest rate spread increased to 2.55% for the nine months ended March 31, 2018 from 2.23% for the nine months ended March 31, 2017 and our net interest-earning assets decreased $202,000, or 0.2%. Our net interest margin increased to 2.77% for the nine months ended March 31, 2018 from 2.47% for the nine months ended March 31, 2017.

Provision for Loan Losses. The provision for loan losses was $50,000 for the three months ended March 31, 2018 compared to no provision for loan loss for the three months ended March 31, 2017.

The provision for loan losses decreased $211,000, or 48.4% to $225,000 for the nine months ended March 31, 2018 compared to $436,000 for the nine months ended March 31, 2017. This decrease was due to an improvement in our historical trend in net charge-offs that is part of our analysis each quarter-end.

Non-interest Income. Non-interest income increased $54,000, or 7.9%, to $735,000 for the three months ended March 31, 2018 compared to $681,000 for the three months ended March 31, 2017. This was primarily due to an increase in fees for service of $45,000.

Non-interest income decreased $364,000, or 14.6%, to $2.1 million for the nine months ended March 31, 2018 compared to $2.5 million for the nine months ended March 31, 2017. This was primarily due to a decrease in legal settlement income of $362,000 relating to securities that had been previously written off. Net gains on sales of other real estate owned decreased $108,000 and fees for services increased $139,000.

Non-interest Expense. Non-interest expense increased $160,000, or 5.6% to $3.0 million for the three months ended March 31, 2018 from $2.9 million for the three months ended March 31, 2017. Salaries and benefits expense increased $147,000, or 8.5% to $1.9 million for the three months ended March 31, 2018 from $1.7 million for the three months ended March 31, 2017. This was primarily due to an increase in employee stock award expense of $71,000. Occupancy and equipment expense decreased $30,000, or 9.3% to $293,000 for the three months ended March 31, 2018 from $323,000 for the three months ended March 31, 2017. All other non-interest expense, consisting primarily of data processing expense, Federal Deposit Insurance Corporation deposit insurance, professional fees and marketing expense increased by $43,000, or 5.3%, to $853,000 for the three months ended March 31, 2018 from $810,000 for the three months ended March 31, 2017. This was primarily due to an increase in Directors stock award expense of $39,000.

Non-interest expense increased $425,000, or 4.9% to $9.0 million for the nine months ended March 31, 2018 from $8.6 million for the nine months ended March 31, 2017. Salaries and benefits expense increased $400,000, or 7.8% to $5.5 million for the nine months ended March 31, 2018 from $5.1 million for the nine months ended March 31, 2017. This was primarily due to an increase in employee stock award expense of $216,000. Occupancy and equipment expense decreased $45,000, or 4.8% to $888,000 for the nine months ended March 31, 2018 from $933,000 for the nine months ended March 31, 2017. All other non-interest expense, consisting primarily of data processing expense, Federal Deposit Insurance Corporation deposit insurance, professional fees and marketing expense increased $70,000, or 2.7% to $2.6 million for the nine months ended March 31, 2018 compared to $2.5 million for the nine months ended March 31, 2017. This was primarily due to an increase in Directors stock award expense of $117,000.

Income Tax Expense. Income tax expense decreased by $23,000, or 9.8% to $212,000 for the three months ended March 31, 2018 from $235,000 for the three months ended March 31, 2017.

Our effective tax rate was 18.0% for the three months ended March 31, 2018 compared to 27.0% for the three months ended March 31, 2017. Tax expense is based on a year-to-date basis at a forecasted effective rate. The effective tax rates differed from the statutory tax rate due to the dividends-received deduction applicable to certain securities in our investment portfolio, tax-exempt municipal income and non-taxable bank-owned life insurance income and the reduced corporate tax rate included in the Tax Cuts and Jobs Act enacted on December 22, 2017.

Income tax expense increased by $289,000, or 47.3% to $900,000 for the nine months ended March 31, 2018 from $611,000 for the nine months ended March 31, 2017, due to an $886,000 increase in income before tax expense, partially offset by an increase in non-taxable bank-owned life insurance income and certain dividend income. Our effective tax rate was 27.8% for the nine months ended March 31, 2018 compared to 26.0% for the nine months ended March 31, 2017. Tax expense for the nine months ended March 31, 2018 included a charge of $211,000 to our deferred tax expense because of the reduced corporate tax rate included in the Tax Cuts and Jobs Act enacted on December 22, 2017.

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

	For the Three Months Ended March 31,
	2018			2017
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Income/Expense	Cost	Balance	Income/Expense	Cost
	(Dollars in thousands)
Interest-earning assets:
Investment securities	$147,778	$926	2.54%	$189,119	$1,045	2.24%
Loans	345,639	3,360	3.94%	288,140	2,794	3.93%
Other earning assets	7,057	21	1.21%	8,616	4	0.19%
Total interest-earning assets	500,474	4,307	3.49%	485,875	3,843	3.21%
Non-interest-earning assets	29,590			32,014
Total assets	$530,064			$517,889

Interest-bearing liabilities:
NOW accounts	$81,682	74	0.37%	$84,559	82	0.39%
Savings accounts	82,971	16	0.08%	79,388	18	0.09%
Money market accounts	24,003	14	0.24%	19,384	9	0.19%
Time deposits	108,825	364	1.36%	109,077	326	1.21%
Total interest-bearing deposits	297,481	468	0.64%	292,408	435	0.60%
FHLB advances	74,658	329	1.79%	61,499	361	2.38%
Other borrowed money	2,973	1	0.14%	3,382	1	0.12%
Total other borowed money	77,631	330	1.72%	64,881	362	2.26%
Total interest-bearing liabilities	375,112	798	0.86%	357,289	797	0.90%
Non-interest-bearing demand deposits	66,993			70,787
Other non-interest-bearing liabilities	3,342			4,346
Capital accounts	84,617			85,467
Total liabilities and capital accounts	$530,064			$517,889

Net interest income		$3,509			$3,046
Interest rate spread			2.63%			2.31%
Net interest-earning assets	$125,362			$128,586
Net interest margin			2.84%			2.54%
Average earning assets to average interest-bearing liabilities			133.42%			135.99%

	For the Nine Months Ended March 31,
	2018			2017
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	(0)	Cost	Balance	Income/Expense	Cost
	(Dollars in thousands)
Interest-earning assets:
Investment securities	$158,654	$2,861	2.40%	$200,937	$3,221	2.14%
Loans	335,264	9,844	3.91%	270,533	8,040	3.96%
Other earning assets	5,943	82	1.84%	10,460	63	0.80%
Total interest-earning assets	499,861	12,787	3.41%	481,930	11,324	3.13%
Non-interest-earning assets	28,814			31,551
Total assets	$528,675			$513,481

Interest-bearing liabilities:
NOW accounts	$81,189	225	0.37%	$84,019	249	0.39%
Savings accounts	82,704	52	0.08%	78,266	54	0.09%
Money market accounts	21,997	34	0.21%	19,071	27	0.19%
Time deposits	108,432	1,063	1.31%	110,225	1,001	1.21%
Total interest-bearing deposits	294,322	1,374	0.62%	291,581	1,331	0.61%
FHLB advances	75,331	1,029	1.82%	57,999	1,071	2.46%
Other borrowed money	2,775	2	0.10%	4,715	4	0.11%
Total other borrowed money	78,106	1,031	1.76%	62,714	1,075	2.28%
Total interest-bearing liabilities	372,428	2,405	0.86%	354,295	2,406	0.90%
Non-interest-bearing demand deposits	69,465			70,484
Other non-interest-bearing liabilities	2,068			3,280
Capital accounts	84,714			85,422
Total liabilities and capital accounts	$528,675			$513,481

Net interest income		$10,382			$8,918
Interest rate spread			2.55%			2.23%
Net interest-earning assets	$127,433			$127,635
Net interest margin			2.77%			2.47%
Average earning assets to average interest-bearing liabilities			134.22%			136.03%

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

	For the Three Months Ended March 31, 2018
	Compared to the Three Months Ended March 31, 2017
	Increase (Decrease) Due to change in
	Rate	Volume	Net
	(In thousands)
INTEREST INCOME

Investment securities	$664	$(783)	$(119)
Loans	7	559	566
Other interest-earning assets	22	(5)	17
TOTAL INTEREST INCOME	693	(229)	464

INTEREST EXPENSE

NOW accounts	(5)	(3)	(8)
Savings accounts	(7)	5	(2)
Money market accounts	3	2	5
Time deposits	43	(5)	38
FHLB advances	(353)	321	(32)
Other borrowed money	1	(1)	-
TOTAL INTEREST EXPENSE	(318)	319	1
CHANGE IN NET INTEREST INCOME	$1,011	$(548)	$463

	For the Nine Months Ended March 31, 2018
	Compared to the Nine Months Ended March 31, 2017
	Increase (Decrease) Due to change in
	Rate	Volume	Net
	(In thousands)
INTEREST INCOME

Investment securities	$530	$(890)	$(360)
Loans	(147)	1,951	1,804
Other interest-earning assets	69	(50)	19
TOTAL INTEREST INCOME	452	1,011	1,463

INTEREST EXPENSE

NOW accounts	(16)	(8)	(24)
Savings accounts	(6)	4	(2)
Money market accounts	3	4	7
Time deposits	88	(26)	62
FHLB advances	(416)	374	(42)
Other borrowed money	(1)	(1)	(2)
TOTAL INTEREST EXPENSE	(348)	347	(1)
CHANGE IN NET INTEREST INCOME	$800	$664	$1,464

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

Net interest income at-risk measures the risk of a decline in earnings due to potential short-term and long- term changes in interest rates. The table below represents an analysis of our IRR as measured by the estimated changes in NII, resulting from an instantaneous and sustained parallel shift in the yield curve (+100 and +200 basis points) at March 31, 2018 and June 30, 2017.

Net Interest Income At-Risk
	Estimated Increase (Decrease)	Estimated Increase (Decrease)
Change in Interest Rates	in NII	in NII
(Basis Points)	March 31, 2018	June 30, 2017

+200	(0.80)%	(0.44)%
+100	0.70%	0.98%
-100	(4.30)%	(5.16)%

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

The tables below set forth, at March 31, 2018, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve based on information produced by an external consultant. This data is for Putnam Bank only and does not include any yield curve changes in the assets of PB Bancorp, Inc.

				NPV as a Percentage of Present
		Estimated Increase (Decrease) in		Value of Assets (3)
Change in		NPV			Increase
Interest Rates	Estimated				(Decrease)
(basis points) (1)	NPV (2)	Amount	Percent	NPV Ratio (4)	(basis points)

+300	$66,245	$(18,575)	-21.90%	14.10%	(240)
+200	$72,835	$(11,985)	-14.10%	15.10%	(140)
+100	$79,828	$(4,992)	-5.90%	16.00%	(50)
0	$84,820	$-	0.00%	16.50%	0
-100	$87,180	$2,360	2.80%	16.60%	10

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV ratio represents NPV divided by the present value of assets.

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

Liquidity

The term liquidity refers to the ability of the Company and the Bank to meet current and future short-term financial obligations. The Company and the Bank further define liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses. Liquidity management is both a daily and long-term function of business management. The Bank’s primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, and Federal Home Loan Bank of Boston borrowings. The Bank can borrow funds from the Federal Home Loan Bank of Boston based on eligible collateral of loans and securities. The Bank had Federal Home Loan Bank of Boston borrowings as of March 31, 2018 of $70.7 million, with unused borrowing capacity of $44.3 million. The Bank has an internal limit of wholesale borrowings to total assets ratio of 30.0%. As of March 31, 2018, the ratio of wholesale borrowings to total assets was 14.4%.

The Bank’s primary investing activities are the origination of loans and the purchase of investment securities. During the nine months ended March 31, 2018, the Bank’s loan originations net of principal collections were $18.8 million compared to $26.8 million for the nine months ended March 31, 2017. There were no security purchases during the nine months ended March 31, 2018 and 2017. Loan purchases were $21.5 million for the nine months ended March 31, 2018 compared to $15.2 million in loan purchases for the nine months ended March 31, 2017.

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

Certificates of deposit totaled $109.7 million at March 31, 2018. The Bank relies on competitive rates, customer service and long-standing relationships with customers to retain deposits. Based on the Bank’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict with certainty future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

Federal banking regulations require a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5%, a minimum ratio of Tier 1 capital to risk-weighted assets of 6% and a minimum leverage ratio of 4% for all banking organizations. Additionally, community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital, Tier 1 capital or Total capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonuses. The capital conservation buffer will be phased in over three years, beginning on January 1, 2016. As of January 1, 2018, the phase-in amount was 1.875%. Also, certain new deductions from and adjustments to regulatory capital will be phased in over several years. Management believes that the Bank’s capital levels will remain characterized as “well-capitalized” throughout the phase in periods.  Due to our asset size, the Company is not subject to capital requirements.

As of March 31, 2018, the most recent notification from the Federal Reserve Bank of Boston, categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes would change our category. The following table shows the Bank’s required minimum capital ratios in order to be considered well-capitalized and the actual capital ratios as of March 31, 2018 and June 30, 2017.

	Required	Actual	Actual
	Ratio	Amount	Ratio
		(in thousands)
March 31, 2018

Tier 1 Leverage	5.00%	$63,474	12.32%
Common Equity Tier 1 Capital	6.50	63,474	18.34
Tier 1 Risk-based Capital	8.00	63,474	18.34
Total Capital	10.00	66,454	19.20

June 30, 2017

Tier 1 Leverage	5.00%	$62,813	12.56%
Common Equity Tier 1 Capital	6.50	62,813	19.33
Tier 1 Risk-based Capital	8.00	62,813	19.33
Total Capital	10.00	65,632	20.20

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

For the nine months ended March 31, 2018, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Part II. – OTHER INFORMATION

Item 1. Legal Proceedings – Not applicable

Item 1A. Risk Factors – Not applicable to smaller reporting companies

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) Not applicable

b) Not applicable

c) The following table shows the Company’s repurchase of its common stock for the three months ended March 31, 2018.

			Total Number of
			Shares Purchased	Maximum Number of
	Total Number	Average Price	as Part of Publicly	Shares that May Yet Be
	of Shares	Paid per Share	Announced Plans	Purchased Under Plans
Period	Purchased	Share	or Programs (1)	or Programs (1)
January 1, 2018 through January 31, 2018	1,190	10.55	267,590	126,430
February 1, 2018 through February 28, 2018	126,312	10.35	393,902	118
March 1, 2018 through March 31, 2018	118	10.60	394,020	0
	127,620	$10.35	394,020	0

On January 18, 2017, the Company adopted a stock repurchase program. Under the repurchase program, the Company may repurchase up to 394,020 shares of its common stock. The repurchase program permits shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. This repurchase program was completed in March 2018.

On April 4, 2018, the Company adopted a second stock-repurchase program. Under the repurchase program, the Company may repurchase up to 193,012 shares of its common stock, or approximately 2.5% of the current outstanding shares. Repurchases will be made no sooner than the termination of the Company’s regular quarterly trading blackout after the Company publically releases its results of operations for the fiscal quarter ended March 31, 2018, and consistent with the Company’s trading policies.

Item 3. Defaults Upon Senior Securities – Not applicable

Item 4. Mine Safety Disclosures – Not Applicable

Item 5. Other Information - Not Applicable

Item 6. Exhibits

Exhibits

31.1	Chief Executive Officer Certification pursuant to 17 CFR 240.13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification pursuant to 17 CFR 240.13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.
101	The following materials from PB Bancorp’s Quarterly Report on Form 10-Q for the three and nine months ended March 31, 2018, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PB BANCORP, INC.
(Registrant)

Date: May 14, 2018	/s/ Thomas A. Borner
Thomas A. Borner
President and Chief Executive Officer

Date: May 14, 2018	/s/ Robert J. Halloran, Jr.
Robert J. Halloran, Jr.
Executive Vice President, Chief Financial Officer and Treasurer

