Form 10-K
period 2018-06-30
PB Bancorp, Inc.
filed 2018-09-21
CIK 1652106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2018

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

The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Common Stock of PB Bancorp, Inc. as of December 31, 2017 ($10.75) was $67.5 million.

As of August 31, 2018, there were 7,623,474 shares outstanding of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

1. Proxy statement for the 2018 Annual Meeting of Stockholders (Part II and III)

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

PB Bancorp, Inc. also owns investment securities valued at $7.0 million as of June 30, 2018. We have not engaged in any significant business activity other than owning the common stock of Putnam Bank and investing in marketable securities. Our executive office is located at 40 Main Street, Putnam, Connecticut 06260, and our telephone number is (860) 928-6501.

Putnam Bank

Putnam Bank was founded in 1862 as a state-chartered mutual savings bank. In 2014, the Bank converted from a federally-chartered savings bank to a Connecticut-chartered bank that is a member of the Federal Reserve System. The Bank is headquartered at 40 Main Street in Putnam, Connecticut and conducts substantially all of its business from eight full-service banking offices and one loan origination center. Putnam Bank is now a wholly-owned subsidiary of the Company. In addition, the Bank maintains a “Special Needs Limited Branch” and a limited services mobile office. The telephone number at the Bank’s main office is (860) 928-6501.

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

According to S&P Global Market Intelligence, from 2011 to 2018, the population of Windham County decreased by 3.8%, and New London County’s population decreased 1.1%.  At the same time, the population of the state of Connecticut decreased by 0.5%, while the United States’ population increased by 5.1%.  During the same period, the number of households declined in both Windham County and New London County (by 2.9% and 1.2%, respectively) and Connecticut showed a slight decline (0.5%) as well. Comparatively, the number of households increased on a nationwide basis, by 6.1%.  In 2018, per capita income and median household income for Windham County equaled $33,595 and $70,475, respectively.  In the same year, per capita income and median household income for New London County equaled $38,036 and $70,389, respectively.  These compare to 2018 per capita income measures for the state of Connecticut and the United States of $43,785 and $33,583, respectively, and 2018 median household income measures for the state of Connecticut and the United States of $76,633 and $61,045, respectively.

Windham County has a diversified mix of industry groups and employment sectors, including education/healthcare/social services, services and wholesale/retail trade.  According to S&P Global Market Intelligence, these three sectors comprise approximately 64% of the employment base in Windham County.  The same three sectors comprised approximately 66% of the employment base in New London County.

June 2018 unemployment rates for Windham County at 5.0% and Connecticut at 4.7% were above the national unemployment rate of 4.5%, while New London County’s unemployment rate of 4.3% was slightly below the national rate.  Notably, the June 2018 unemployment rates for Connecticut, Windham County, and New London County have all decreased relative to their June 2017 unemployment rates of 4.8%, 5.3% and 4.6%, respectively. The United States unemployment rate remained unchanged, at 4.5%.  Our primary market area for deposits includes the communities in which we maintain our main office and our branch office locations.  Our primary lending area is broader than our primary deposit market area and includes all of Windham County, and parts of the adjacent Connecticut Counties of New London and Tolland, as well as the Rhode Island and Massachusetts communities adjacent to Windham County.

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

As of June 30, 2017, based on the Federal Deposit Insurance Corporation’s annual Summary of Deposits Report (the most current data available), our market share of Federal Deposit Insurance Corporation-insured deposits represented 18.8% of deposits in Windham County, giving us the second largest market share out of ten financial institutions with offices in that county as of that date, and 1.4% of deposits in New London County, giving us the 11th largest market share out of 15 financial institutions with offices in that county as of that date.

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

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio at the dates indicated.

	At June 30,
	2018		2017		2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate Loans:
Residential (1)	$236,880	66.96%	$225,745	72.53%	$197,359	78.15%	$178,989	79.40%	$184,380	79.54%
Commercial	101,647	28.73	71,558	22.99	43,839	17.36	41,637	18.47	43,315	18.69
Residential construction	2,217	0.63	1,000	0.32	853	0.34	763	0.34	1,575	0.68
Commercial	12,215	3.45	12,123	3.89	9,799	3.88	3,327	1.48	1,904	0.82
Consumer and other	831	0.23	829	0.27	691	0.27	701	0.31	627	0.27

Total loans	353,790	100.00%	311,255	100.00%	252,541	100.00%	225,417	100.00%	231,801	100.00%

Net deferred loan costs	1,423		1,317		1,106		804		705
Allowance for loan losses	(2,943)		(2,780)		(2,303)		(2,175)		(2,380)

Loans, net	$352,270		$309,792		$251,344		$224,046		$230,126

(1)	Residential real estate loans include one-to-four family mortgage loans, second mortgages, and home equity lines of credit.

Loan Portfolio Maturities and Yields. The following table summarizes the final maturities of our loan portfolio at June 30, 2018. This table does not reflect scheduled principal payments, unscheduled prepayments, or the ability of certain loans to reprice prior to maturity dates. Demand loans, and loans having no stated repayment schedule, are reported as being due in one year or less.

	Residential Real Estate		Commercial Real Estate		Residential Construction		Commercial		Consumer and Other		Total Loans
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending After June 30, 2018
One year or less	$685	6.40%	$225	3.85%	$2,217	4.21%	$1,218	5.35%	$109	5.88%	$4,454	4.88%
More than one to five years	5,315	4.28	24,693	5.00	-	0.00	4,675	5.09	722	4.68	35,405	4.90
More than five years	230,880	3.82	76,729	4.47	-	0.00	6,322	4.39	-	0.00	313,931	3.99

Total	$236,880	3.84%	$101,647	4.60%	$2,217	4.21%	$12,215	4.75%	$831	4.84%	$353,790	4.09%

The following table sets forth the scheduled repayments of fixed and adjustable rate loans at June 30, 2018 that are contractually due after June 30, 2019.

	Fixed	Adjustable	Total
	(In thousands)
Real Estate Loans:
Residential	$137,522	$98,673	$236,195
Commercial	43,129	58,293	101,422
Commercial	9,782	1,215	10,997
Consumer and other	722	-	722

Total	$191,155	$158,181	$349,336

At June 30, 2018, the total amount of loans that had fixed interest rates was $194.6 million, and the total amount of loans that had floating or adjustable interest rates was $159.2 million.

Residential Real Estate Loans. Our primary lending activity consists of the origination of one-to-four family residential real estate loans that are primarily secured by properties located in Windham and New London Counties, Connecticut. At June 30, 2018, $236.9 million, or 67.0% of our loan portfolio, consisted of one-to-four family residential real estate loans. At June 30, 2018, our residential real estate loans included $7.8 million of second mortgages and $8.0 million of home equity lines of credit. Generally, one-to-four family residential real estate loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%. We will not make loans with a loan-to-value ratio in excess of 100% for one-to-four family residential real estate loans. Fixed rate real estate loans generally are originated for terms of 10 to 30 years. Generally, all fixed rate residential real estate loans are underwritten according to Fannie Mae policies and procedures. Included in the increase in residential real estate were purchases of $21.3 million in loans during the fiscal year ended June 30, 2018.

At June 30, 2018, $64.7 million, or 27.3%, of our residential real estate loans were bi-weekly real estate loans. Bi-weekly real estate loans are loans that require payments to be made every two weeks, thus shortening the duration of the loan. The borrower is required to maintain a deposit account with us for automatic withdrawal of the mortgage payment.

Historically, we have sold the majority of longer-term, fixed-rate loans (other than bi-weekly loans) in the secondary market. However, the additional capital raised in the offering has permitted us to retain longer term, fixed-rate loans in our portfolio. We originated $19.1 million of fixed rate one-to-four family residential loans during the year ended June 30, 2018, of which $1.2 million were sold in the secondary market.

We also offer adjustable rate mortgage loans for one-to-four family properties, with an interest rate based on the one-year Constant Maturity Treasury Bill Index, which adjusts annually from the outset of the loan or which adjusts annually after a three-, five-, seven-, or ten-year initial fixed rate period. We originated $6.2 million of adjustable rate one-to-four family residential loans during the year ended June 30, 2018, of which none were sold in the secondary market. Our adjustable rate mortgage loans generally provide for maximum rate adjustments of 100 basis points per adjustment, with a lifetime maximum adjustment up to 6% above the initial rate, regardless of the initial rate. Our adjustable rate real estate loans amortize over terms of up to 30 years.

Adjustable rate real estate loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks because, as interest rates increase, the monthly or bi-weekly payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the value of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents and, therefore, the effectiveness of adjustable rate real estate loans may be limited during periods of rapidly rising interest rates. At June 30, 2018, $99.0 million, or 41.8%, of our one-to-four family residential loans had adjustable rates of interest.

In an effort to provide financing for moderate income home buyers, we offer Veterans Administration (VA), Connecticut Housing Finance Authority (CHFA) and Rural Development (RD) loans. These programs offer residential real estate loans to qualified individuals. These loans are offered with fixed rates of interest and terms of up to 30 years. Such loans are secured by one-to-four family residential properties. All of these loans are originated using agency underwriting guidelines. RD, VA and CHFA loans are closed in the name of Putnam Bank and are immediately sold on a servicing-released basis. All such loans are originated in amounts of up to 100% of the lower of the property’s appraised value or the sale price.

All residential real estate loans that we originate include “due-on-sale” clauses, which give us the right to declare a loan immediately due and payable if, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid. Regulations limit the amount that a savings association may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal of the property at the time the loan is originated. All borrowers are required to obtain title insurance. We also require homeowner’s insurance and fire and casualty insurance and, where circumstances warrant, flood insurance, on properties securing real estate loans. At June 30, 2018, our largest residential real estate loan had a principal balance of $1.1 million and was secured by a one-to-four family residence located in Massachusetts. At June 30, 2018, this loan was performing in accordance with its original terms.

At June 30, 2018, second mortgages and home equity lines of credit totaled $15.8 million, or 6.7% of our residential real estate loans and 4.5% of total loans. Additionally, at June 30, 2018, the unadvanced amounts of home equity lines of credit totaled $10.3 million. The underwriting standards utilized for second mortgages and home equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. Second mortgages are offered with fixed rates of interest and with terms of up to 15 years. The loan-to-value ratio for a home equity loan is generally limited to 80%. However, we offer special programs to borrowers, who satisfy certain underwriting criteria, with loan-to-value ratios of up to 100%. Our home equity lines of credit have adjustable rates of interest which are indexed to the prime rate, as reported in The Wall Street Journal.

Commercial Real Estate Loans. We originate commercial real estate loans, including multi-family real estate loans. These loans are generally secured by one-to-four family non-owner occupied investment properties, multi-family real estate of 20 units or less, small commercial and industrial owner and non-owner occupied properties, hotels, non-owner occupied condominiums and commercial and industrial vacant land.  The security for these loans is primarily located in our primary market area. At June 30, 2018, commercial mortgage loans totaled $101.6 million, or 28.7% of total loans. Our commercial real estate underwriting policies provide that such real estate loans may be made in amounts of up to 80% of the appraised value of the property provided such loan complies with our current loans-to-one-borrower limit, which at June 30, 2018 was $10.8 million. Our commercial real estate loans may be made with terms of up to five years with 20-year amortization schedules and are offered with interest rates that are fixed or that adjust periodically and are generally indexed to the prime rate as reported in The Wall Street Journal or to Federal Home Loan Bank advance rates. In reaching a decision on whether to make a commercial real estate loan, we consider the net operating income of the property, the borrower’s expertise and credit history, and the profitability of the value of the underlying property. In addition, with respect to commercial real estate rental properties, we will also consider the term of the lease and the quality of the tenants. We generally require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.25x. Environmental surveys are generally required for commercial real estate loans. Generally, multi-family and commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals.

A commercial borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower. We require commercial borrowers to provide annually updated financial statements and federal tax returns. These requirements also apply to all guarantors on commercial loans. We also require borrowers with rental investment property to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable. The largest commercial real estate loan in our portfolio at June 30, 2018 was an $8.3 million loan secured by buildings located in Connecticut. At June 30, 2018, this loan was performing in accordance with its original terms.

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

Commercial Loans. At June 30, 2018, we had $12.2 million in commercial business loans, which amounted to 3.5% of total loans. We make such commercial loans primarily in our market area to a variety of professionals, sole proprietorships and small businesses. Commercial lending products include term loans and revolving lines of credit. Such loans are generally used for longer-term working capital purposes such as purchasing equipment or furniture. Commercial loans are made with either adjustable or fixed rates of interest. Variable rates are based on the prime rate, as published in The Wall Street Journal, plus a margin. Fixed rate commercial loans are set at a margin above the comparable Federal Home Loan Bank advance rate.

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

Commercial loans generally have greater credit risk than residential real estate loans. Unlike residential real estate loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans generally are made on the basis of the borrower’s ability to repay the loan from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. Further, any collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We seek to minimize these risks through our underwriting standards. At June 30, 2018, our largest commercial loan was a $1.6 million loan secured by business assets located outside our primary market area. This loan was performing according to its original terms at June 30, 2018.

Origination, Purchase, Sale and Servicing of Loans. Lending activities are conducted primarily by our loan personnel operating at our eight branch offices and one loan origination center. All loans originated by us are underwritten pursuant to our policies and procedures. We originate both adjustable rate and fixed rate loans. Our ability to originate fixed or adjustable rate loans is dependent upon the relative customer demand for such loans, which is affected by current and expected future levels of market interest rates. Loans purchased during the fiscal year ended June 30, 2018 included $21.3 million one-to-four family residential loans and $132,000 in commercial loans. The Bank performs its own underwriting analysis before purchasing a loan and, therefore, believes there should not be a greater risk of default on these obligations compared to loans the Bank originates itself. However, generally in a purchased loan, the Bank does not service the loan and thus is subject to the policies and practices of the originating lender with regard to pursuing collections and foreclosure proceedings.

Historically, we have sold the majority of longer-term, fixed-rate loans (other than bi-weekly loans) in the secondary market. However, the additional capital raised in the offering will permit us to retain longer term, fixed-rate loans in our portfolio. The one-to-four family loans that we currently originate for sale include mortgage loans which conform to the underwriting standards specified by Fannie Mae. We also sell all mortgage loans insured by CHFA, VA and Rural Development. Generally, we sell our loans without recourse. We retain the servicing rights on the mortgage loans sold to Fannie Mae, but sell all CHFA, VA, and Rural Development loans on a servicing-released basis.

At June 30, 2018, Putnam Bank was servicing loans in the amount of $22.2 million. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.

During the fiscal year ended June 30, 2018, we originated $25.3 million of one-to-four family loans, of which we retained $24.1 million. We recognize at the time of sale, the cash gain or loss on the sale of the loans based on the difference between the net cash proceeds received and the carrying value of the loans sold.

Loan Approval Procedures and Authority. The board of directors establishes the lending policies and loan approval limits of Putnam Bank. Loan officers generally have the authority to originate real estate loans, consumer loans and commercial loans up to amounts established for each lending officer. Loans in amounts above the individual authorized limits require the approval of Putnam Bank’s Credit Committee. The Credit Committee is authorized to approve all loans-to-one borrower relationships in amounts up to $750,000. Putnam Bank’s Board of Directors must approve all loans and relationships that are $750,000 or greater.

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

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is generally limited, by regulation, to 15% of our stated capital and reserves. At June 30, 2018, our regulatory limit on loans to one borrower was $10.8 million. At that date, the largest aggregate amount loaned by Putnam Bank to one borrower was $8.4 million, consisting of commercial real estate loans. These loans consisted of $2.9 million outstanding, with an unadvanced portion of $5.5 million as of June 30, 2018. The loans comprising this lending relationship were performing in accordance with their original terms as of June 30, 2018.

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

Loans Past Due and Non-Performing Assets.  Loans are reviewed on a regular basis.  Management determines that a loan is impaired or non-performing when it is probable at least a portion of the loan will not be collected in accordance with the original terms due to a deterioration in the financial condition of the borrower or the value of the underlying collateral, if the loan is collateral dependent.  When a loan is determined to be impaired, the measurement of the loan in the allowance for loan losses is based on present value of expected future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Non-accrual loans are loans in which collectability is questionable and therefore interest on such loans will no longer be recognized on an accrual basis. All loans that become 90 days or more delinquent are placed on non-accrual status unless the loan is well secured and in the process of collection. When loans are placed on non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received on a cash basis or cost recovery method.  At June 30, 2018, we had non-performing loans of $4.4 million and a ratio of non-performing loans to total loans of 1.2%.

Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned (“OREO”) until such time as it is sold.  When real estate is acquired through foreclosure or by deed in lieu of foreclosure, it is recorded at its fair value, less estimated costs of disposal.  If the value of the property is less than the loan, less any related specific loan loss provisions, the difference is charged against the allowance for loan losses.  Any subsequent write-down of OREO is charged against earnings.  At June 30, 2018, we had OREO of $1.4 million. Other real estate owned is included in non-performing assets.

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

	At June 30,
	2018	2017	2016	2015	2014
	(Dollars in thousands)

Non-accrual loans:
Residential real estate loans	$3,959	$3,837	$3,367	$2,731	$3,977
Commercial real estate	432	594	876	2,886	3,051
Commercial	-	-	16	22	28
Consumer and other	1	2	1	1	-
Total	4,392 (1)	4,433	4,260	5,640	7,056
Accruing loans past due 90 days or more:
Residential real estate loans	32	-	-	-	-
Total	32	-	-	-	-
Total non-performing loans	4,424	4,433	4,260	5,640	7,056
Other real estate owned	1,381	1,814	1,895	3,155	1,549
Total non-performing assets	5,805	6,247	6,155	8,795	8,605
Troubled debt restructurings in compliance with restructured terms	1,685 (2)	2,245	2,709	2,154	839
Troubled debt restructurings and total non-performing assets	$7,490	$8,492	$8,864	$10,949	$9,444

Total non-performing loans to total loans	1.25%	1.42%	1.69%	2.50%	3.04%
Total non-performing assets to total assets	1.10%	1.19%	1.22%	1.86%	1.87%
Total non-performing assets and troubled debt restructurings to total assets	1.43%	1.62%	1.76%	2.31%	2.05%

(1)	The gross interest income that would have been reported if the non-accrual loans had performed in accordance with their original terms was $243,000 for the year ended June 30, 2018. Actual income recognized on these loans was $81,000 for the year ended June 30, 2018.
(2)	The gross interest income that would have been reported if the troubled debt restructurings had performed in accordance with their original terms was $94,000 for the year ended June 30, 2018. Actual income recognized on these loans was $34,000 for the year ended June 30, 2018.

Total non-performing assets decreased by $442,000, or 7.1% to $5.8 million at June 30, 2018 from $6.2 million at June 30, 2017. Non-performing assets as of June 30, 2018 consisted of $1.4 million of other real estate owned, which reflects the repossession of a three-lot residential development project at a carrying value of $110,000, a commercial building at a carrying value of $81,000, commercial land with a carrying value of $418,000, 202.5 acres of land with a carrying value of $557,000, a residential home at a carrying value of $106,000 and another residential home at a carrying value of $110,000. Also included in non-performing assets at June 30, 2018 was $4.4 million in non-performing loans. These loans consisted of 31 residential loans totaling $4.0 million, three commercial real estate loans totaling $432,000 and one consumer loan for $1,000. Non-performing assets as of June 30, 2017 consisted of $1.8 million of other real estate owned, which reflects the repossession of a three-lot residential development project at a carrying value of $118,000, a one-to-four family residential home at a carrying value of $208,000, non-owner occupied commercial real estate with a carrying value of $345,000, a commercial building at a carrying value of $81,000, commercial land with a carrying value of $418,000, three lots in a recreational park at a carrying value of $87,000, and 202.5 acres of land with a carrying value of $557,000. Also included in non-performing assets at June 30, 2017 was $4.4 million in non-performing loans. These loans consisted of 29 residential loans totaling $3.8 million, five commercial real estate loans totaling $594,000 and two consumer loans for $2,000.

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

The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For
	60-89 Days Past Due		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At June 30, 2018
Residential real estate	2	$238	9	$1,119	11	$1,357
Commercial real estate	-	-	1	124	1	124
Total	2	$238	10	$1,243	12	$1,481

At June 30, 2017
Residential real estate	4	$349	4	$455	8	$804
Total	4	$349	4	$455	8	$804

At June 30, 2016
Residential real estate	-	$-	6	$437	6	$437
Commercial real estate	-	-	1	62	1	62
Total	-	$-	7	$499	7	$499

At June 30, 2015
Residential real estate	2	$193	3	$755	5	$948
Commercial real estate	-	-	7	2,316	7	2,316
Total	2	$193	10	$3,071	12	$3,264

At June 30, 2014
Residential real estate	4	$571	6	$1,497	10	$2,068
Commercial real estate	2	383	6	2,208	8	2,591
Total	6	$954	12	$3,705	18	$4,659

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

On the basis of management’s review of our assets, at June 30, 2018 we classified $6.3 million of our loans as substandard and no loans as doubtful. Of these loans, $4.4 million were considered non-performing and included in the table of non-performing assets. At June 30, 2018, $1.8 million of our loans were designated as special mention, and none of our assets were classified as loss.

The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

Allowance for Loan Losses

Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in our loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. We identify and establish specific loss allowances on impaired loans, establish general valuation allowances on the remainder of our loan portfolio and establish an unallocated portion to reflect losses resulting from the inherent imprecision involved in the loss analysis process. Once a loan becomes delinquent or otherwise identified as impaired, we may establish a specific loan loss allowance based on a review of among other things, expected cash flows, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions and delinquency trends. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. The portions of loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary based on changing economic conditions. The allowance for loan losses as of June 30, 2018 was maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

In addition, the Federal Reserve Board and the Connecticut Department of Banking, as an integral part of their examination process, periodically review our allowance for loan losses. These agencies may require that we recognize additions to the allowance based on their judgment of information available to them at the time of examination.

The following table sets forth activity in our allowance for loan losses for the years indicated.

	Year Ended June 30,
	2018	2017	2016	2015	2014
	(Dollars in thousands)

Balance at beginning of year	$2,780	$2,303	$2,175	$2,380	$2,693
Provision for loan losses	225	548	663	535	55
Charge-offs:
Residential real estate	(83)	(100)	(102)	(98)	(200)
Commercial real estate	-	-	(625)	(879)	(199)
Residential construction	-	-	-	-	-
Commercial	-	(11)	-	-	-
Consumer and other	(42)	(32)	(45)	(44)	(52)
Total charge-offs	(125)	(143)	(772)	(1,021)	(451)
Recoveries:
Residential real estate	33	46	44	45	37
Commercial real estate	-	-	165	211	-
Residential construction	-	-	-	-	5
Commercial	15	10	12	12	14
Consumer and other	15	16	16	13	27
Total recoveries	63	72	237	281	83
Net charge-offs	(62)	(71)	(535)	(740)	(368)
Balance at end of year	$2,943	$2,780	$2,303	$2,175	$2,380

Ratios:
Allowance for loan losses to non-performing loans at end of year	66.52%	62.71%	54.06%	38.57%	33.73%
Allowance for loan losses to total loans outstanding at the end of the year	0.83%	0.89%	0.91%	0.96%	1.02%
Net charge-offs to average loans outstanding	0.02%	0.03%	0.23%	0.32%	0.16%

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

	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
At June 30, 2018
Residential real estate (1)	$1,399	47.53%	67.58%
Commercial loans (2)	1,274	43.29	32.18
Consumer and other	135	4.59	0.24
Unallocated	135	4.59	-
Total allowance for loan losses	$2,943	100.00	100.00%

At June 30, 2017
Residential real estate (1)	$1,365	49.10%	72.85%
Commercial loans (2)	1,240	44.61	26.88
Consumer and other	86	3.09	0.27
Unallocated	89	3.20	-
Total allowance for loan losses	$2,780	100.00%	100.00%

At June 30, 2016
Residential real estate (1)	$1,177	51.11%	78.49%
Commercial loans (2)	1,045	45.37	21.24
Consumer and other	20	0.87	0.27
Unallocated	61	2.65	-
Total allowance for loan losses	$2,303	100.00%	100.00%

At June 30, 2015
Residential real estate (1)	$1,096	50.39%	79.74%
Commercial loans (2)	947	43.54	19.95
Consumer and other	26	1.20	0.31
Unallocated	106	4.87	-
Total allowance for loan losses	$2,175	100.00%	100.00%

At June 30, 2014
Residential real estate (1)	$1,292	54.29%	80.22%
Commercial loans (2)	919	38.61	19.51
Consumer and other	24	1.01	0.27
Unallocated	145	6.09	-
Total allowance for loan losses	$2,380	100.00%	100.00%

(1)	Residential real estate loans include one-to-four family mortgage loans, residential construction loans, second mortgages and home equity lines of credit.
(2)	Commercial loans include commercial real estate loans and commercial loans.

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

The investment policy is consistent with our overall business and asset/liability management strategy, which focuses on sustaining adequate levels of core earnings. During the fiscal year ended June 30, 2018, we recognized $1,000 in other-than-temporary write-downs on non-agency mortgage-backed securities.

U.S. Government and government-sponsored securities. At June 30, 2018, our U.S. Government and government-sponsored securities portfolio classified as available-for-sale totaled $4.3 million, or 3.4% of total securities. At June 30, 2018, our U.S. Government and government-sponsored securities portfolio classified as held-to-maturity totaled $11.8 million, or 9.1% of total securities. While U.S. Government and government-sponsored securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes, as collateral for borrowings.

Corporate Bonds. At June 30, 2018, we had three investments in corporate single-issuer trust preferred securities (TRUPs) with a total book value of $4.0 million and total fair value of $3.7 million, or 2.9% of total securities, all of which were classified as available-for-sale. The single-issuer trust preferred investments are evaluated for other-than-temporary impairment by performing a present value of cash flows each quarter. None of the issuers have deferred interest payments or announced the intention to defer interest payments. We believe the decline in fair value is related to the spread over three-month LIBOR, on which the quarterly interest payments are based, as the spread over LIBOR being received is significantly lower than current market spreads. Management concluded the impairment of these investments was considered temporary and asserts that we do not have the intent to sell these investments and that it is more likely than not it will not have to sell the investments before recovery of their cost basis which may be at maturity.

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

At June 30, 2018, mortgage-backed securities and CMOs classified as available-for-sale totaled $28.5 million, or 22.0% of total securities. At June 30, 2018, mortgage-backed securities and CMOs classified as held-to-maturity totaled $70.6 million, or 54.6% of total securities. At June 30, 2018, 61.2% of the mortgage-backed securities were backed by adjustable rate loans and 38.8% were backed by fixed rate mortgage loans. The mortgage-backed securities portfolio had a weighted average yield of 2.80% at June 30, 2018. Investments in mortgage-backed securities involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or if such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates.

State agency and municipal obligations. At June 30, 2018, our state agency and municipal obligations portfolio classified as held-to-maturity totaled $446,000, or 0.3% of total securities.

Marketable equity securities. At June 30, 2018, our equity securities portfolio totaled $10.0 million, or 7.7% of total securities, all of which were classified as available-for-sale. At June 30, 2018, the portfolio consisted of auction-rate trust preferred securities (“ARP”). Auction-rate trust preferred securities are a floating rate preferred stock, on which the dividend rate generally resets every 90 days based on an auction process to reflect the yield demand for the instruments by potential purchasers. At June 30, 2018, our investments in auction-rate trust preferred securities consisted of investments in three corporate issuers. We originally purchased these securities because they represented highly liquid, tax-preferred investments secured, in most cases, by preferred stock issued or guaranteed by high quality, investment grade companies, generally other financial institutions (“collateral preferred shares”). The ARP shares, or certificates, we purchased are Class A certificates, which, among other rights, entitles the holder to priority claim on dividends paid into the trust holding the preferred shares.

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

We have the ability and intent to hold these securities for the time necessary to collect the expected cash flows.

The table below includes information on the various issuers of Auction Rate Preferred securities we own as of June 30, 2018:

Issuer	Goldman Sachs	Merrill Lynch	Bank of America
Par amount	$3,000,000	$5,000,000	$2,000,000
Book Value	$3,000,000	$5,000,000	$2,000,000
Purchase Date	12-12-07	09-04-07	11-20-07
Maturity Date	08-23-26	05-28-27	08-17-47
Next Reset Date	08-21-18	08-27-18	08-16-18
Reset Frequency	Quarterly	Quarterly	Quarterly
Failed Auction	Yes	Yes	Yes
Receiving Default Rates	Yes	Yes	Yes
Current Rate	4.45%	4.35%	4.60%
Dividends Current	Yes	Yes	Yes

Our entire auction rate preferred securities holdings as of June 30, 2018 had failed auctions for the past fiscal year.

Securities Portfolio Composition. The following tables set forth the composition of our securities portfolio, excluding Federal Home Loan Bank stock, at the dates indicated.

	At June 30,
	2018		2017		2016
	Carrying	Percent	Carrying	Percent	Carrying	Percent
	Value	of Total	Value	of Total	Value	of Total
	(Dollars in thousands)
Securities, available-for-sale:
U.S. Government and government-sponsored securities	$4,328	3.4%	$4,766	2.8%	$5,285	2.5%
Corporate bonds and other securities	3,730	2.9	5,578	3.3	4,975	2.3
U.S. Government-sponsored and guaranteed mortgage-backed securities	25,251	19.5	35,915	21.1	45,724	21.3
Non-agency mortgage-backed securities	3,237	2.5	3,891	2.3	4,452	2.1
Equity securities (1)	10,000	7.7	10,000	5.8	10,000	4.6
Total securities, available-for-sale	46,546	36.0	60,150	35.3	70,436	32.8
Securities, held-to-maturity:
U.S. Government and government-sponsored securities	11,773	9.1	14,411	8.5	14,689	6.8
State agency and municipal obligations	446	0.3	451	0.3	457	0.2
U.S. Government-sponsored and guaranteed mortgage-backed securities	70,597	54.6	95,160	55.9	129,197	60.2
Total securities, held-to-maturity	82,816	64.0	110,022	64.7	144,343	67.2

Total securities	$129,362	100.0%	$170,172	100.0%	$214,779	100.0%

(1)	Equity securities consist of ARPs with stated maturity dates.

At June 30, 2018, we had no investments in a single company or entity (other than the U.S. Government or an agency of the U.S. Government) that had an aggregate book value in excess of 10% or more of total stockholders’ equity.

The following table sets forth the amortized cost and estimated fair value of securities of issuers (other than direct obligations of the U.S. Government) as of June 30, 2018, that exceeded 10% of our total equity as of that date.

	At June 30, 2018

	Amortized	Estimated
	Cost	Fair Value
	(in thousands)
Fannie Mae	$43,196	$42,482

Freddie Mac	$33,407	$32,800

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at June 30, 2018 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State agency and municipal obligations as well as common and preferred stock yields have not been adjusted to a tax-equivalent basis. Certain mortgage-backed securities have interest rates that are adjustable and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. At June 30, 2018, mortgage-backed securities with adjustable rates totaled $60.7 million. At June 30, 2018, we held three securities that mature in one year or less, totaling $3.0 million.

	In One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
	(Dollars in thousands)
Securities available-for-sale:
U.S. Government and government-sponsored securities	$996	$-	$-	$3,332	$4,328
Corporate debt securities	-	-	1,870	1,860	3,730
U.S. Government-sponsored and guaranteed mortgage-backed securities	-	3,010	4,824	17,417	25,251
Non-agency mortgage-backed securities	-	-	-	3,237	3,237
Total debt securities	996	3,010	6,694	25,846	36,546
Equity securities (1)	-	-	8,000	2,000	10,000

Total securities available-for-sale	996	3,010	14,694	27,846	46,546

Securities held-to-maturity:
U.S. Government and government-sponsored securities	2,001	4,976	-	4,796	11,773
State agency and municipal obligations	-	446	-	-	446
U.S. Government-sponsored and guaranteed mortgage-backed securities	-	846	12,123	57,628	70,597
Total securities held to maturity	2,001	6,268	12,123	62,424	82,816

Total securities	$2,997	$9,278	$26,817	$90,270	$129,362
Weighted average yield	1.48%	2.27%	3.10%	2.93%	2.88%

(1)	Equity securities consist of ARPs with stated maturity dates.

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts that we offer allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on historical experience, management believes our deposits are relatively stable. However, the ability to attract and maintain money market accounts and certificates of deposit, and the rates paid on these deposits, have been and will continue to be significantly affected by market conditions. At June 30, 2018, $114.5 million, or 30.8%, of our deposit accounts were certificates of deposit, of which $45.3 million had maturities of one year or less.

The following table sets forth the average distribution of total deposit accounts, by account type, for the years indicated.

	Years Ended June 30,
	2018			2017			2016
			Weighted			Weighted			Weighted
	Average		Average	Average		Average	Average		Average
	Balance	Percent	Rate	Balance	Percent	Rate	Balance	Percent	Rate
	(Dollars in thousands)

Demand deposits	$69,458	19.06%	-%	$70,283	19.53%	-%	$69,029	19.23%	-%
NOW accounts	81,478	22.35	0.37	83,499	23.20	0.35	86,574	24.11	0.41
Regular savings	81,667	22.40	0.08	77,639	21.57	0.08	70,666	19.68	0.09
Money market accounts	22,144	6.08	0.20	18,876	5.25	0.19	18,143	5.05	0.19
Club accounts	209	0.06	0.05	217	0.06	0.05	209	0.06	0.05
	254,956	69.95	0.16	250,514	69.61	0.16	244,621	68.13	0.19
Certificates of deposit	109,552	30.05	1.53	109,390	30.39	1.29	114,454	31.87	1.23
Total	$364,508	100.00%	0.57%	$359,904	100.00%	0.50%	$359,075	100.00%	0.52%

As of June 30, 2018, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $250,000 was $25.2 million. The following table sets forth the maturity of those certificates as of June 30, 2018, in thousands.

Three months or less	$1,041
Over three through six months	1,043
Over six months through one year	7,861
Over one year through three years	12,214
Over three years	3,013
Total	$25,172

Borrowings. Our borrowings consist of advances from, and a line of credit with, the Federal Home Loan Bank of Boston, and securities sold under agreements to repurchase. At June 30, 2018, we had an available line of credit with the Federal Home Loan Bank of Boston in the amount of $2.4 million and access to additional Federal Home Loan Bank advances of up to $43.2 million. We also have an available line of credit with Atlantic Community Bankers Bank in the amount of $4.0 million. There were no amounts advanced on these lines as of June 30, 2018. At June 30, 2018, retail securities sold under agreements to repurchase were $664,000. The following table sets forth information concerning balances and interest rates on our borrowings at the dates and for the years indicated.

	At and For The Year Ended June 30,
	2018	2017	2016
	(Dollars in thousands)

Maximum amount of advances outstanding at any month end during the year:
FHLB advances	$79,730	$67,000	$56,980
Securities sold under agreements to repurchase with customers	5,592	16,022	9,579
Average advances outstanding during the year:
FHLB advances	$73,020	$59,747	$53,111
Securities sold under agreements to repurchase with customers	2,308	4,018	5,621
Balance outstanding at end of year:
FHLB advances	$63,199	$67,000	$53,900
Securities sold under agreements to repurchase with customers	664	1,582	2,359
Weighted average interest rate during the year:
FHLB advances	1.86%	2.39%	2.59%
Securities sold under agreements to repurchase with customers	0.10	0.10	0.10
Weighted average interest rate at end of year:
FHLB advances	1.92%	2.10%	2.54%
Securities sold under agreements to repurchase with customers	0.10	0.10	0.10

Subsidiary Activities

PB Bancorp, Inc.’s only subsidiary is Putnam Bank. Putnam Bank has three subsidiaries, Windham North Properties, LLC, PSB Realty, LLC and Putnam Bank Mortgage Servicing Company. Windham North Properties, LLC is used to acquire title to selected properties on which Putnam Bank forecloses. As of June 30, 2018, Windham North Properties, LLC, owned six such properties. PSB Realty, LLC owns a parcel of real estate located immediately adjacent to Putnam Bank’s main office. This real estate is utilized as a loan center for Putnam Bank and there are no outside tenants that occupy the premises. PSB Realty, LLC also owns the 40 High Street, Norwich branch building and real estate. Putnam Bank Mortgage Servicing Company is a qualified “passive investment company” that is intended to reduce Connecticut state taxes on interest earned on real estate loans.

Personnel

As of June 30, 2018, we had 82 full-time employees and 30 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good working relations with our employees.

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

The Company is currently open to audit under statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended June 30, 2015 through June 30, 2018. The Federal return for the tax year ended 2009 was audited in 2010. The state tax returns have not been audited for the last five years.

Federal Taxation

Method of Accounting. For federal income tax purposes, PB Bancorp, Inc. and Putnam Bank currently report their income and expenses on the accrual method of accounting and use a tax year ending June 30 for filing their federal income tax returns. On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into law, which decreased the federal tax rate to 21.0% beginning January 1, 2018. The fiscal year ending June 30, 2018 results reflect the impact of TCJA, which resulted in an additional $211,000 tax provision booked as of December 31, 2017 due to the revaluation of its net deferred tax asset at the enactment date.

Bad Debt Reserves. Prior to the Small Business Protection Act of 1996 (the “1996 Act”), Putnam Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at our taxable income. As a result of the 1996 Act, Putnam Bank was required to use the specific charge off method in computing its bad debt deduction beginning with its 1996 federal tax return. Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve). At June 30, 2018, Putnam Bank had no reserves subject to recapture in excess of its base year reserves.

Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if Putnam Bank failed to meet certain thrift asset and definitional tests. Federal legislation has eliminated these thrift-related recapture rules. At June 30, 2018, our total federal pre-1988 base year reserve was approximately $2.3 million. However, under current law, pre-1988 base year reserves remain subject to recapture if Putnam Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.

Alternative Minimum Tax: The Internal Revenue Code of 1986, as amended (the “Code”) imposes an alternative minimum tax (AMT) at a rate of 20% on a base of regular taxable income plus certain tax preferences, which we refer to as “alternative minimum taxable income.”  The AMT is payable to the extent such alternative minimum taxable income is in excess of an exemption amount and the AMT exceeds the regular income tax.  Net operating losses can offset no more than 90% of alternative minimum taxable income.  Certain AMT payments may be used as credits against regular tax liabilities in future years.  At June 30, 2018, PB Bancorp, Inc. had $1.2 million of AMT payments and no net operating losses available for carry forward to future periods. As of June 30, 2018, we have Alternative Minimum Tax (“AMT”) credit carryforwards of $1.2 million.  Under the Tax Cuts and Jobs Act, the AMT has been eliminated and any credits will be fully recovered by 2021.

Net Operating Loss Carryovers. A company may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. Net operating losses incurred in tax years arising after December 31, 2017, are providing no carryback and an indefinite carryforward.

Corporate Dividends-Received Deduction. PB Bancorp, Inc. may exclude from its income 100% of dividends received from Putnam Bank as a member of the same affiliated group of corporations. The corporate dividends-received deduction is 80% in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, and corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received or accrued on their behalf. For tax years beginning after December 31, 2017, the dividend received deduction is reduced to 65% and 50%, respectively.

State Taxation

Connecticut State Taxation. PB Bancorp, Inc., Putnam Bank and its subsidiaries are subject to the Connecticut corporation business tax. Both entities are required to pay the regular corporation business tax (income tax).

The Connecticut corporation business tax is based on the federal taxable income before net operating loss and special deductions and makes certain modifications to federal taxable income to arrive at Connecticut taxable income.  Connecticut taxable income multiplied by the state tax rate of 9% to arrive at Connecticut income tax.  At June 30, 2018 Windham North Properties, LLC had $1.3 million of net operating losses, Putnam Bank had $77.8 million of net operating losses and PB Bancorp, Inc. had $1.4 million of net operating losses.  These available Connecticut net operating loss carryforwards allows the taxpayer to offset 50% of their CT taxable income.

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

The risk-based capital standards for state banks require the maintenance of common equity Tier 1 capital, Tier 1 capital and total capital to risk-weighted assets of at least 4.5%, 6% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income, up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. In assessing an institution’s capital adequacy, the Federal Reserve takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual associations where necessary.

Legislation enacted in May 2018 requires the federal banking agencies, including the Federal Reserve Board, to establish for institutions with assets of less than $10 billion of assets a “community bank leverage ratio” of between 8 to 10%. Institutions with capital meeting the specified requirement will be considered to comply with the applicable regulatory capital requirements, including the risk-based requirements. The establishment of the community bank leverage ratio is subject to notice and comment rulemaking by the federal regulators.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019. Effective January 1, 2018, the capital conservation buffer was 1.875%.

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

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature by year end 2019. For the quarter ended June 30, 2018, the annualized FICO assessment was equal to 0.32 basis points of total assets less tangible capital.

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

Federal Reserve System

The Federal Reserve Board regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2018, the Federal Reserve Board’s regulations require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $122.3 million or less (which may be adjusted by the Federal Reserve Board) the reserve requirement is 3.0% and the amounts greater than $122.3 million require a 10.0% reserve (which may be adjusted annually by the Federal Reserve Board between 8.0% and 14.0%). The first $16.0 million of otherwise reservable balances (which may be adjusted by the Federal Reserve Board) are exempted from the reserve requirements. Putnam Bank is in compliance with these requirements.

Federal Home Loan Bank System

Putnam Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. Putnam Bank was in compliance with this requirement at June 30, 2018. Based on redemption provisions of the Federal Home Loan Bank of Boston, the stock has no quoted market value and is carried at cost. At its discretion, the Federal Home Loan Bank of Boston may declare dividends on the stock. The Federal Home Loan Banks are required to provide funds for certain purposes including contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. The Federal Home Loan Bank of Boston payment of quarterly dividends for the fiscal year ended June 30, 2018 paid dividends equal to an annual yield of 4.76%. There can be no assurance that such dividends will continue in the future. Further, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks also will not cause a decrease in the value of the Federal Home Loan Bank of Boston stock held by Putnam Bank.

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

As a savings and loan holding company, PB Bancorp’s activities are limited to those activities permissible by law for financial holding companies (if PB Bancorp makes an election to be treated as a financial holding company and meets the other requirements to be a financial holding company) or multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, incidental to financial activities or complementary to a financial activity. Such activities include lending and other activities permitted for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, insurance and underwriting equity securities. Multiple savings and loan holding companies are authorized to engage in activities specified by federal regulation.

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

Savings and loan holding companies historically have not been subject to consolidated regulatory capital requirements. The Dodd-Frank Act required the Federal Reserve Board to establish minimum consolidated capital requirements for all depository institution holding companies that are as stringent as those required for the insured depository subsidiaries. However, legislation was enacted in December 2014 that required the Federal Reserve Board to amend its “Small Bank Holding Company” exemption from consolidated holding company capital requirements to generally extend the applicability to bank and savings and loan holding companies of up to $1 billion in assets. Regulations implementing this amendment were effective May 15, 2015. Consequently, savings and loan holding companies of under $1 billion in consolidated assets remain exempt from consolidated regulatory capital requirements, unless the Federal Reserve determines otherwise in particular cases. Legislation enacted in May 2018 directed the Federal Reserve to extend the application of the exemption to holding companies of up to $3.0 billion in consolidated assets.

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

In order for PB Bancorp to be regulated as savings and loan holding company by the Federal Reserve Board, rather than as a bank holding company, Putnam Bank must qualify as a “qualified thrift lender” under federal regulations or satisfy the “domestic building and loan association” test under the Internal Revenue Code. Under the qualified thrift lender test, a savings institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangible assets, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine out of each 12 month period. At June 30, 2018, Putnam Bank maintained 79.9% of its portfolio assets in qualified thrift investments and was in compliance with the qualified thrift lender requirement.

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

The financial services industry could become even more competitive as a result of new legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. For additional information see “Item 1—Business.—Competition.”

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

Our business strategy includes growth, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively. Growing our operations could also cause our expenses to increase faster than our revenues.

Our business strategy includes growth in assets, deposits and the scale of our operations. Achieving such growth requires us to attract customers that currently bank at other financial institutions in our market, thereby increasing our share of the market. Our ability to successfully grow will depend on a variety of factors, including our ability to attract and retain experienced bankers, the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market area and our ability to manage our growth. Growth opportunities may not be available or we may not be able to manage our growth successfully. If we do not manage our growth effectively, our financial condition and operating results could be negatively affected. Accordingly, any such business expansion can be expected to negatively impact our earnings until certain economies of scale are reached.

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

The rates we earn on our assets and the rates we pay on our liabilities are generally fixed for a contractual period of time. Like many savings institutions, our liabilities generally have shorter contractual maturities than our assets. This imbalance can create significant earnings volatility, because market interest rates change over time. In a period of rising interest rates, the interest income earned on our assets may not increase as rapidly as the interest paid on our liabilities. Furthermore, increases in interest rates may adversely affect our ability to originate loans and/or the ability of our borrowers to make loan repayments on adjustable-rate loans, as the interest owed on such loans would increase as interest rates increase. In a period of declining interest rates, the interest income earned on our assets may decrease more rapidly than the interest paid on our liabilities, as borrowers speed up prepayments of mortgage loans, and mortgage-backed securities and callable investment securities are called, requiring us to reinvest those cash flows at lower interest rates. See “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk.”

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

Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition, liquidity and results of operations. Changes in the level of interest rates also may negatively affect the value of our assets and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings.

At June 30, 2018, our “rate shock” analysis prepared by our third-party consultant indicates that our net portfolio value would decrease by $11.8 million if there was an instantaneous 200 basis point increase in market interest rates. However, our interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on our balance sheet or projected operating results. For further discussion of how changes in interest rates could impact us, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk.”

Our asset size may make it more difficult for us to compete.

Our asset size may make it more difficult to compete with other financial institutions that are larger and can more easily afford to invest in the marketing and technologies needed to attract and retain customers. Because our principal source of income is the net interest income we earn on our loans and investments after deducting interest paid on deposits and other sources of funds, our ability to generate the revenues needed to cover our expenses and finance such investments is limited by the size of our loan and investment portfolios. Accordingly, we are not always able to offer new products and services as quickly as our competitors. Our lower earnings may also make it more difficult to offer competitive salaries and benefits. In addition, our smaller customer base may make it difficult to generate meaningful non-interest income from non-traditional banking activities. Finally, as a smaller institution, we are disproportionately affected by the continually increasing costs of compliance with new banking and other regulations.

We could record future losses on our investment securities portfolio.

A number of factors could cause us to conclude that an unrealized loss that exists with respect to our securities constitutes an impairment that is other-than-temporary, which could result in material losses to us. These factors include, but are not limited to, continued failure to make scheduled interest payments, an increase in the severity of the unrealized loss on a particular security, an increase in the continuous duration of the unrealized loss without an improvement in value or changes in market conditions and/or industry or issuer specific factors that would render us unable to forecast a full recovery in value. In addition, the fair values of the auction-rate trust preferred securities that we hold could decline if the overall economy and the financial condition of some of the issuers deteriorate and there remains limited liquidity for these securities.

A significant percentage of our assets is invested in securities, which typically have a lower yield than our loan portfolio.

Our results of operations are substantially dependent on our net interest income. At June 30, 2018, 26.5% of our assets were invested in investment securities and cash and cash equivalents. These investments yield substantially less than the loans we hold in our portfolio. While we intend to invest a greater proportion of our assets in loans with the goal of increasing our net interest income, we may not be able to increase originations of loans that are acceptable to us.

Our emphasis on one-to-four family residential mortgage loans exposes us to increased credit risks.

At June 30, 2018, $236.9 million, or 67.0% of our loan portfolio, was secured by one-to-four family real estate, which included $7.8 million of second mortgages and $8.0 million of home equity lines of credit. Recent economic conditions have resulted in declines in real estate values in our market areas.  These declines in real estate values could cause some of our mortgage and home equity lines of credit to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

Our cost of operations is high relative to our revenues.

Our noninterest expenses totaled $12.3 million for the fiscal year ended June 30, 2018 and $11.7 million for the fiscal year ended June 30, 2017. We continue to analyze our expenses and achieve efficiencies where available. Although we strive to generate increases in both net interest income and non-interest income, our efficiency ratio has improved as a result of a significant increase in net interest income. Our efficiency ratio totaled 73.19% and 76.07% for the years ended June 30, 2018 and 2017, respectively.

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

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. Our allowance for loan losses was 0.83% of total loans and 66.52% of non-performing loans at June 30, 2018. Material additions to our allowance would materially decrease our net income.

The Financial Accounting Standards Board has adopted a new accounting standard that will be effective for PB Bancorp, Inc. and Putnam Bank for our first fiscal year beginning after December 15, 2019.  This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses.  This will change the current method of providing allowances for loan losses that are probable, which may require us to increase our allowance for loan losses, and may greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for loan losses.

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

The Company and Putnam Bank are subject to extensive regulation, supervision and examination by the Connecticut Department of Banking and the Federal Reserve Board. Such regulation and supervision governs the activities in which an institution and its holding company may engage and are intended primarily for the protection of insurance funds and the depositors and borrowers of Putnam Bank rather than for holders of our common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. These regulations, along with the currently existing tax, accounting, securities, insurance, monetary laws, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent registered public accounting firms. These changes could materially impact, potentially even retroactively, how we report our financial condition and results of our operations as could our interpretation of those changes.

We are subject to stringent capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or constrain us from paying dividends or repurchasing shares.

We are subject to the following capital requirements: (i) a common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% ; (iii) a total capital ratio of 8% (unchanged from prior rules); and (iv) a Tier 1 leverage ratio of 4%. Unrealized gains and losses on certain “available-for-sale” securities holdings are included for calculating regulatory capital requirements unless a one-time opt-out is exercised. Putnam Bank has elected to opt out of the requirement. We are also subject to a “capital conservation buffer” of 2.5%, and, when fully phased in, will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The capital conservation buffer requirement is being phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution is subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that can be utilized for such actions.

We meet all of these requirements, including the full 2.5% capital conservation buffer, as of June 30, 2018.

The application of these capital requirements could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy, and could limit our ability to make distributions, including paying dividends or repurchasing shares. Specifically, Putnam Bank’s ability to pay dividends is limited if it does not have the capital conservation buffer required by the new capital rules, which may further limit our ability to pay dividends to stockholders. See “Item 1. Business—Supervision and Regulation—Federal Bank Regulation—Capital Requirements.”

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

The bodies responsible for establishing and interpreting accounting standards, including the Financial Accounting Standards Board, the Securities and Exchange Commission and other regulatory bodies, periodically change the financial accounting and reporting guidance that governs the preparation of our financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply new or revised guidance retroactively.

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

In February 2017, our stockholders approved the PB Bancorp, Inc. 2017 Equity Incentive Plan. Stockholders approved the issuance of 181,306 shares of common stock pursuant to restricted stock and the issuance of 453,267 shares of common stock pursuant to stock options. During fiscal 2018, we recognized $447,000 in noninterest expense relating to this stock benefit plan and we expect to incur additional expenses in the future.

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

The Federal Reserve Board may require us to commit capital resources to support Putnam Bank, and we may not have sufficient access to such capital resources.

Federal law requires that a holding company act as a source of financial and managerial strength to its subsidiary bank and to commit resources to support such subsidiary bank. Under the “source of strength” doctrine, the Federal Reserve Board may require a holding company to make capital injections into a troubled subsidiary bank and may charge the holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank. A capital injection may be required at times when the holding company may not have the resources to provide it and therefore may be required to attempt to borrow the funds or raise capital. Any loans by a holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the institution’s general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be done by PB Bancorp to make a required capital injection becomes more difficult and expensive and could have an adverse effect on our business, financial condition and results of operations. Moreover, it is possible that we will be unable to borrow funds when we need to do so.

Monetary policies and regulations of the Federal Reserve Board could adversely affect our business, financial condition and results of operations.

In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve Board. An important function of the Federal Reserve Board is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve Board to implement these objectives are open market purchases and sales of U.S. government securities, adjustments of the discount rate and changes in banks’ reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits.

The monetary policies and regulations of the Federal Reserve Board have had a significant effect on the operating results of financial institutions in the past and are expected to continue to do so in the future. The effects of such policies upon our business, financial condition and results of operations cannot be predicted.

We may be adversely affected by recent changes in U.S. tax laws.

Changes in tax laws contained in the Tax Cuts and Jobs Act, which was enacted in December 2017, include a number of provisions that will have an impact on the banking industry, borrowers and the market for single-family residential real estate. Changes include (i) a lower limit on the deductibility of mortgage interest on single-family residential real estate loans, (ii) the elimination of interest deductions for home equity loans, (iii) a limitation on the deductibility of business interest expense and (iv) a limitation on the deductibility of property taxes and state and local income taxes.  The recent changes in the tax laws may have an adverse effect on the market for, and valuation of, residential properties, and on the demand for such loans in the future, and could make it harder for borrowers to make their loan payments. If home ownership becomes less attractive, demand for mortgage loans could decrease. The value of the properties securing loans in our loan portfolio may be adversely impacted as a result of the changing economics of home ownership, which could require an increase in our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition and results of operations.

ITEM 1B.	Unresolved Staff Comments

Not applicable.

ITEM 2.	Properties

We conduct substantially all of our business through our main office, seven full service branch offices and one loan origination center. We also conduct limited business operations through a “Special Needs Limited Branch” and a “Limited Services Branch”. In 2002, we began Limited Service (Mobile) Branch activities. The Limited Services (Mobile) Branch serves three locations in our primary market area consisting of schools and retirement facilities. Bank personnel visit these facilities approximately once per week and, in the case of school locations, conduct deposit taking activities and, in the case of the retirement facilities, conduct deposit taking, check cashing, notary and certificate of deposit renewal activities. Set forth below is information on our office locations as of June 30, 2018. The net book value of our premises, land and equipment was approximately $3.3 million at June 30, 2018.

	Leased or		Year Acquired	Square	Net Book Value
Location	Owned		or Leased	Footage	of Real Property
					(In thousands)
Main Office:
40 Main Street	Owned		1974	14,938	$704
Putnam, Connecticut 06260

Full Service Branches:
251 Kennedy Drive	Leased		2006	473	25
Putnam, Connecticut 06260

100 Averill Road	Owned		1981	2,487	274
Pomfret Center, Connecticut 06259

125 Wauregan Road	Owned		1993	2,452	217
Danielson, Connecticut 06239

11 Pratt Road	Owned		2000	2,162	243
Plainfield, Connecticut 06374

461 Voluntown Road, Rte. 138	Leased		2005	2,600	6
Griswold, Connecticut 06351

2 Chapman Lane	Owned	(2)	2009	2,400	387
Gales Ferry, Connecticut 06335

40 High Street	Owned		2009	2,800	910
Norwich, Connecticut 06360

Loan Center:
50 Canal Street	Owned		2000	2,940	96
Putnam, Connecticut 06260

Special Needs Limited Branch (1):
Creamery Brook Retirement Village	__		__	__	__
36 Vina Lane
Brooklyn, Connecticut 06234
Total					$2,862

(1)	Our personnel are at this location for approximately two hours once a week. The facility provides a furnished room for us at no cost. Our personnel conduct limited banking activities, such as deposit-taking, check cashing, notary and certificate of deposit renewals. We began operating at this location in 2002.
(2)	The Bank owns the branch building and leases the land.

ITEM 3.	Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal proceedings arising in the ordinary course of business. At June 30, 2018, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Market under the symbol “PBBI.” At June 30, 2018, there were 7,624,474 shares outstanding in our common stock. The approximate number of holders of record of PB Bancorp, Inc.’s common stock as of September 7, 2018 was 483. Certain shares of PB Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for PB Bancorp, Inc.’s common stock for the fiscal years ended June 30, 2018 and June 30, 2017, including dividends declared for the periods. The following information with respect to closing trading prices was provided by the NASDAQ Capital Market.

	High	Low	Dividends
Fiscal Year Ended June 30, 2018
Fourth quarter	$11.70	$10.30	$0.06
Third quarter	10.85	10.25	$0.05
Second quarter	10.90	10.25	$0.05
First quarter	10.70	10.00	$0.04

Fiscal Year Ended June 30, 2017
Fourth quarter	$10.55	$10.20	$0.04
Third quarter	10.85	9.75	$0.03
Second quarter	10.00	8.65	$0.03
First quarter	8.69	8.40	$0.03

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

Information with respect to securities authorized for issuance under the Company’s Equity Compensation Plan is contained in Item 13 of this Annual Report on Form 10-K.

ITEM 6.	Selected Financial Data

The Company has derived the following selected consolidated financial and other data in part from its consolidated financial statements. The following is only a summary and you should read it in conjunction with the Company’s consolidated financial statements and notes thereto. The information at June 30, 2018 and 2017 and for the fiscal years ended June 30, 2018 and 2017 is derived in part from the audited consolidated financial statements that appear in Item 8 of this Annual Report on Form 10-K. The information at June 30, 2016 and 2015, and 2014, and for the fiscal years ended June 30, 2016, 2015 and 2014, is derived in part from audited consolidated financial statements that do not appear in this document.

	At June 30,
	2018	2017	2016	2015	2014
	(In thousands)
Selected Financial Condition Data:

Total assets	$525,388	$524,148	$502,557	$473,601	$461,039
Cash and cash equivalents	10,102	10,173	5,133	5,326	7,335
Securities available-for-sale, at fair value	46,546	60,150	70,436	45,657	48,081
Securities held-to-maturity, at amortized cost	82,816	110,022	144,343	164,096	142,176
Loans receivable, net	352,270	309,792	251,344	224,046	230,126
Loans held-for-sale	-	-	-	-	100
Deposits	371,585	365,761	356,066	357,641	347,256
Borrowings	63,863	68,582	56,259	59,537	57,681
Total stockholders' equity	84,289	84,537	85,088	51,744	51,451

	For the Year Ended June 30,
	2018	2017	2016	2015	2014
	(In thousands)
Selected Operating Data:

Interest and dividend income	$17,320	$15,322	$13,785	$13,574	$13,904
Interest expense	3,239	3,184	3,224	3,608	3,999
Net interest income	14,081	12,138	10,561	9,966	9,905
Provision for loan losses	225	548	663	535	55
Net interest income after provision for
loan losses	13,856	11,590	9,898	9,431	9,850
Non-interest income	2,773	3,263	2,689	2,361	2,492
Non-interest expense	12,335	11,715	11,448	11,306	11,187
Income before income taxes	4,294	3,138	1,139	486	1,155
Income tax expense (benefit)	1,165	822	239	(65)	152
Net income	$3,129	$2,316	$900	$551	$1,003

	June 30,
Selected Financial Ratios and Other Data:	2018	2017	2016	2015	2014

Performance Ratios:
Return on average assets	0.59%	0.45%	0.18%	0.12%	0.22
Return on average equity	3.70	2.72	1.36	1.06	1.98
Interest rate spread (1)	2.60	2.28	2.09	2.04	2.13
Net interest margin (2)	2.82	2.52	2.30	2.23	2.32
Non-interest expense to average assets	2.33	2.28	2.35	2.36	2.46
Efficiency ratio (3)	73.19	76.07	86.40	91.72	90.24
Basic earnings per share	$0.43	$0.31	$0.12	$0.07	$0.13
Diluted earnings per share	$0.43	$0.31	$0.12	$0.07	$0.13
Average interest-earning assets to average interest-bearing liabilities	134.17%	135.84%	130.88%	122.24%	120.42
Dividend payout ratio	49.50%	44.17%	102.00%	71.32	-

Capital Ratios:
Equity to total assets at end of period	16.04%	16.13%	16.93%	10.93%	11.16
Average equity to average assets	16.02	16.57	13.56	10.91	11.12
Total capital to risk-weighted assets	19.05	20.20	21.77	15.18	18.68
Tier 1 capital to risk-weighted assets	18.19	19.33	20.95	14.41	17.62
Common Equity Tier 1 capital to risk-weighted assets	18.19	19.33	20.95	14.41	-
Tier 1 capital to adjusted total assets	12.16	12.56	12.23	8.70	8.87

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	0.83%	0.89%	0.91%	0.96%	1.02
Allowance for loan losses as a percent of non- performing loans	66.52	62.71	54.06	38.57	33.73
Net charge-offs to average outstanding loans during the period	0.02	0.03	0.23	0.32	0.16
Non-performing loans as a percent of total loans	1.25	1.42	1.69	2.50	3.04
Non-performing assets as a percent of total assets	1.10	1.19	1.22	1.86	1.87

Other Data:
Number of full-service offices	8	8	8	8	8

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	Represents non-interest expense divided by the sum of net interest income and non-interest income.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses changes in the financial condition and results of operations at and for the years ended June 30, 2018 and 2017, and should be read in conjunction with the Company’s Consolidated Financial Statements and the notes thereto, appearing in Part II, Item 8 of this Annual Report on Form 10-K.

Overview

Our profitability is highly dependent on our net interest income, which is the difference between our interest income on interest-earning assets, such as loans and securities, and our interest expense on interest-bearing liabilities, such as deposits and borrowed funds.

Our net income increased $813,000, or 35.1%, to $3.1 million, or $0.43 per basic and diluted share for the fiscal year ended June 30, 2018, compared to $2.3 million, or $0.31 per basic and diluted share for the fiscal year ended June 30, 2017. The increase was due primarily to an increase in net interest income of $1.9 to $14.1 million for the fiscal year ended June 30, 2018 from $12.1 million for the fiscal year ended June 30, 2017.  Provision for loan loss decreased $323,000, or 58.9% to $225,000 for the fiscal year ended June 30, 2018 from $548,000 for the fiscal year ended June 30, 2017. Non-interest income decreased $490,000 to $2.8 million for the fiscal year ended June 30, 2018 from $3.3 million for the fiscal year ended June 30, 2017 and non-interest expense increased by $620,000, or 5.3% to $12.3 million for the fiscal year ended June 30, 2018 from $11.7 million for the fiscal year end June 30, 2017. Income tax expense increased by $343,000 to $1.2 million for the fiscal year ended June 30, 2018 from $822,000 for the fiscal year ended June 30, 2017. Tax expense for the fiscal year ended June 30, 2018 included a charge of $211,000 to our deferred tax expense because of the reduced corporate tax rate included in the Tax Cuts and Jobs Act enacted on December 22, 2017.

An increase in interest rates will present us with a challenge in managing our interest rate risk. As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, which can result in interest expense increasing more rapidly than increases in interest income as interest rates increase. Therefore, increases in interest rates may adversely affect our net interest income, which in turn would likely have an adverse effect on our results of operations. As described in “—Market Risk,” we expect that our net portfolio value would decrease as a result of an instantaneous increase in interest rates. We use a variety of strategies to help manage interest rate risk, as described in “—Market Risk.” In addition, see “Item 1a.—Risk Factors——Future changes in interest rates may reduce our profits.”

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

Other-Than-Temporary Impairment of Securities. Management periodically reviews all investment securities with significant declines in fair value for potential other-than-temporary impairment pursuant to the guidance provided by Accounting Standards Codification 320-10 “Investments-Debt and Equity Securities”. The guidance addresses the determination as to when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.

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

Comparison of Financial Condition at June 30, 2018 and June 30, 2017

Assets. Total assets were $525.4 million at June 30, 2018, an increase of $1.2 million, or 0.2%, from $524.1 million at June 30, 2017. The increase was primarily due to an increase in net loans of $42.5 million during the fiscal year ended June 30, 2018. Investments in available-for-sale securities decreased $13.6 million during the fiscal year ended June 30, 2018 and investments in held-to-maturity securities decreased $27.2 million during the fiscal year ended June 30, 2018.

Cash and Cash Equivalents. Cash and cash equivalents remained relatively unchanged at $10.1 million at June 30, 2018 and June 30, 2017.

Loans. Net loans outstanding increased $42.5 million, or 13.7%, to $352.3 million at June 30, 2018 from $309.8 million at June 30, 2017. The increase in loans was primarily due to a $11.1 million, or 4.9%, increase in residential real estate loans to $236.9 million at June 30, 2018 from $225.7 million at June 30, 2017. Included in the increase in residential real estate were purchases of $21.3 million in loans during the fiscal year ended June 30, 2018. Commercial real estate loans increased $30.1 million, or 42.1%, to $101.6 million at June 30, 2018 from $71.6 million at June 30, 2017. Commercial loans remained relatively unchanged at $12.2 million at June 30, 2018 and $12.1 million at June 30, 2017.

Securities. Investments in held-to-maturity securities decreased $27.2 million, or 24.7%, to $82.8 million at June 30, 2018 compared to $110.0 million at June 30, 2017, while investments in available-for-sale securities decreased $13.6 million, or 22.6%, to $46.5 million at June 30, 2018 compared to $60.1 million at June 30, 2017. The decrease in securities was used to fund net loan growth during the fiscal year ended June 30, 2018.

Deposits. Total deposits increased $5.8 million, or 1.6%, to $371.6 million at June 30, 2018 from $365.8 million at June 30, 2017. Time deposits increased $7.3 million, or 6.8%. Included in this increase was $9.8 million of new brokered deposits as of June 30, 2018. We experienced increases in money market accounts ($1.7 million, or 9.1%) and savings accounts ($1.3 million, or 1.6%). We experienced a decrease in NOW accounts ($4.1 million, or 4.7%).

Borrowings. Total Federal Home Loan Bank borrowings decreased $3.8 million, or 5.7%, to $63.2 million at June 30, 2018 from $67.0 million at June 30, 2017. Total securities sold under agreements to repurchase decreased $918,000, or 58.0%, to $664,000 at June 30, 2018 from $1.6 million at June 30, 2017.

Stockholders’ Equity. Total stockholders’ equity decreased $248,000, or 0.3% to $84.3 million at June 30, 2018 from $84.5 million at June 30, 2017. The Company repurchased 199,649 shares for $2.1 million during the fiscal year ended June 30, 2018. Dividends paid during the fiscal year ended June 30, 2018 were $1.5 million. Stockholders’ equity was also increased by $3.1 million in net income for the fiscal year ended June 30, 2018.

Comparison of Operating Results for the Fiscal Years Ended June 30, 2018 and 2017

Net Income. Net income was $3.1 million, or $0.43 per basic and diluted share, for the fiscal year ended June 30, 2018 compared to $2.3 million, or $0.31 per basic and diluted share, for the fiscal year ended June 30, 2017.

Interest and Dividend Income. Interest and dividend income increased by $2.0 million, or 13.0%, to $17.3 million for the fiscal year ended June 30, 2018 from $15.3 million for the fiscal year ended June 30, 2017. The increase in interest and dividend income was primarily caused by an increase in income on loans of $2.4 million which was partially offset by a decrease of $520,000 in interest income on debt securities which are included in investment securities in our average balance sheet.

Interest and dividends on investment securities decreased by $467,000, or 11.0%, to $3.8 million for the fiscal year ended June 30, 2018 from $4.2 million for the fiscal year ended June 30, 2017. This was due to a decrease in average investment securities of $41.9 million, or 21.4%, to $153.7 million for the fiscal year ended June 30, 2018 from $195.6 million for the fiscal year ended June 30, 2017 as we used securities proceeds to fund loan growth. This was partially offset by an increase in the yield on average investment securities to 2.45% for the fiscal year ended June 30, 2018 from 2.16% for the fiscal year ended June 30, 2017.

Interest income on loans increased by $2.4 million, or 22.2%, to $13.4 million for the fiscal year ended June 30, 2018 from $11.0 million for the fiscal year ended June 30, 2017. This was due to an increase in average loans of $62.5 million, or 22.5% to $340.5 million for the fiscal year ended June 30, 2018 from $278.0 million for the fiscal year ended June 30, 2017. The yield on average loans decreased one basis point to 3.94% for the fiscal year ended June 30, 2018 from 3.95% for the fiscal year ended June 30, 2017.

Interest income on other interest-earning assets, consisting primarily of excess funds invested overnight with the Federal Reserve Bank of Boston, increased $23,000, or 22.1%, to $127,000 for the fiscal year ended June 30, 2018 from $104,000 for the fiscal year ended June 30, 2017. The average balance of other interest-earning assets decreased $3.5 million, or 39.8% to $5.3 million for the fiscal year ended June 30, 2018 from $8.8 million for the fiscal year ended June 30, 2017, offset by the yield on other interest-earning assets increasing 122 basis points to 2.40% for the fiscal year ended June 30, 2018 from 1.18% for the fiscal year ended June 30, 2017 due to changes in market interest rates.

Interest Expense. Interest expense remained relatively unchanged at $3.2 million for the fiscal years ended June 30, 2018 and June 30, 2017.

Interest expense on interest-bearing deposits increased by $124,000, or 7.0%, to $1.9 million for the fiscal year ended June 30, 2018 from $1.8 million for the fiscal year ended June 30, 2017. Interest expense on time deposits increased $143,000, or 10.7%, to $1.5 million for the fiscal year ended June 30, 2018 from $1.3 million for the fiscal year ended June 30, 2017, due to an increase of 13 basis points in cost to 1.35% for the fiscal year ended June 30, 2018 from 1.22% for the fiscal year ended June 30, 2017 due to changes in market interest rates. Average time deposits remained relatively unchanged at $109.8 million for the fiscal year ended June 30, 2018 and $109.6 million at June 30, 2017. Interest expense on NOW accounts decreased $27,000, or 8.2%, to $301,000 for the fiscal year ended June 30, 2018 from $328,000 for the fiscal year ended June 30, 2017, due to a decrease in average NOW accounts of $2.0 million, or 2.4% along with a two basis point decrease in the rate we paid on NOW accounts to 0.37% for fiscal year ended June 30, 2018 from 0.39% for fiscal year end June 30, 2017. The cost of interest-bearing deposits increased to 0.64% for the fiscal year ended June 30, 2018 from 0.61% for the fiscal year ended June 30, 2017.

Interest expense on borrowings decreased by $69,000, or 4.9%, to $1.3 million for the fiscal year ended June 30, 2018 from $1.4 million for the fiscal year ended June 30, 2017. Average other borrowed money decreased $1.7 million, or 42.6%, to $2.3 million for the fiscal year ended June 30, 2018 from $4.0 million for the fiscal year ended June 30, 2017. In addition, average Federal Home Loan Bank advances increased $13.3 million, or 22.2% to $73.0 million for the fiscal year ended June 30, 2018 from $59.7 million for the fiscal year ended June 30, 2017. The average rate of Federal Home Loan Bank advances decreased 52 basis points to 1.84% for the fiscal year ended June 30, 2018 from 2.36% for the fiscal year ended June 30, 2017.

Net Interest Income. Net interest income increased $1.9 million, or 16.0%, to $14.1 million for the fiscal year ended June 30, 2018 from $12.1 million for the fiscal year ended June 30, 2017. Our interest rate spread increased to 2.60% for the fiscal year ended June 30, 2018 from 2.28% for the fiscal year ended June 30, 2017, and our net interest margin increased to 2.82% for the fiscal year ended June 30, 2018 from 2.52% for the fiscal year ended June 30, 2017. Our net interest-earning assets relatively unchanged at $127.3 million.

Provision for Loan Losses. The provision for loan losses decreased $323,000, or 58.9% to $225,000 for the fiscal year ended June 30, 2018 from $548,000 for the fiscal year ended June 30, 2017.  The decreased provision for loan losses reflects lower net charge-offs of 0.02% of average total loans for the year ended June 30, 2018, as non-performing loans remained unchanged at $4.4 million at June 30, 2018 and 2017. The growth in total loans was $42.6 million, or 13.6% during the twelve months ended June 30, 2018. The allowance for loan losses was $2.9 million at June 30, 2018 compared to $2.8 million at June 30, 2017.  The ratio of the allowance to total loans outstanding was 0.83% as of June 30, 2018 compared to 0.89% as of June 30, 2017, and the ratio of the allowance to non-performing loans was 66.52% as of June 30, 2018 compared to 62.71% as of June 30, 2017. For further information, see “Business of Putnam Bank—Allowance for Loan Losses.”

Non-interest Income. Non-interest income decreased $490,000, or 15.0%, to $2.8 million for the fiscal year ended June 30, 2018 compared to $3.3 million for the fiscal year ended June 30, 2017. This was primarily due to legal settlement income of $637,000 received during the fiscal year ended June 30, 2017 relating to securities previously written off compared to $155,000 for the fiscal year ended June 30, 2018. Gains on sales of other real estate owned decreased $109,000 to $1,000 for the fiscal year ended June 30, 2018 compared to $110,000 for the fiscal year ended June 30, 2017. Fees for services increased $170,000, or 9.8%, to $1.9 million for the fiscal year ended June 30, 2018 compared to $1.7 million for the fiscal year ended June 30, 2017.

Non-interest Expense. Non-interest expense increased by $620,000, or 5.3%, to $12.3 million for the fiscal year ended June 30, 2018 compared to $11.7 million for the fiscal year ended June 30, 2017. Salaries and employee benefits expense increased by $556,000, or 7.9%, to $7.6 million for the fiscal year ended June 30, 2018 from $7.0 million for the fiscal year ended June 30, 2017. This was primarily due to increases in employee stock award expense of $216,000, or 290.8%, short-term incentive expense of $143,000, or 58.1%, medical insurance expense of $72,000, or 13.7% and salary expense of $69,000, or 1.3%. Occupancy and equipment expense remained relatively unchanged at $1.2 million for both fiscal years ended June 30, 2018 and 2017. All other non-interest expense, consisting primarily of data processing expense, Federal Deposit Insurance Corporation deposit insurance, professional fees and marketing expense increased by $104,000, or 3.0%, to $3.6 million for the fiscal year ended June 30, 2018 from $3.5 million for the fiscal year ended June 30, 2017. This was primarily due to increases in service bureau expense of $95,000, or 9.4% and Directors stock award expense of $117,000, or 291.5%. This was partially offset by decreases in write-downs of other real estate owned of $29,000, or 67.4%, and other real estate owned expenses of $19,000, or 9.9%.

Provision for Income Taxes. Income tax expense increased by $343,000, or 41.7%, to $1.2 million for the fiscal year ended June 30, 2018 compared to $822,000 for the fiscal year ended June 30, 2017. The primary reason was an increase in income before income tax expense of $1.2 million, or 36.8%, to $4.3 million for the fiscal year ended June 30, 2018 compared to $3.1 million for the fiscal year ended June 30, 2017. The effective tax rates differed from the statutory tax rate due to the dividends-received deduction applicable to certain securities in our investment portfolio, tax-exempt municipal income and non-taxable bank-owned life insurance income. Our effective tax rate was 27.1% for the fiscal year ended June 30, 2018 compared to 26.2% for the fiscal year ended June 30, 2017. Tax expense for the fiscal year ended June 30, 2018 included a charge of $211,000 to our deferred tax expense because of the reduced corporate tax rate included in the Tax Cuts and Jobs Act enacted on December 22, 2017.

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

	For the Years Ended June 30,
	2018			2017			2016
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost	Balance	Expense	Cost
	(Dollars in thousands)
Interest earning assets:
Investment securities (1)	$153,693	$3,766	2.45%	$195,631	$4,233	2.16%	$211,643	$4,079	1.93%
Loans	340,555	13,427	3.94%	278,019	10,985	3.95%	236,628	9,628	4.07%
Other interest earning assets	5,293	127	2.40%	8,793	104	1.18%	10,332	78	0.75%
Total interest-earnings assets	499,541	17,320	3.47%	482,443	15,322	3.18%	458,603	13,785	3.01%
Non-interest-earning assets	28,778			31,486			28,831
Total assets	$528,319			$513,929			$487,434

Interest-bearing liabilities:
NOW accounts	$81,478	301	0.37%	$83,499	328	0.39%	$86,574	341	0.39%
Savings accounts	83,597	70	0.08%	79,420	72	0.09%	72,298	67	0.09%
Money market accounts	22,144	46	0.21%	18,876	36	0.19%	18,143	35	0.19%
Time deposits (2)	109,761	1,479	1.35%	109,607	1,336	1.22%	114,663	1,398	1.22%
Total interest-bearing deposits	296,980	1,896	0.64%	291,402	1,772	0.61%	291,678	1,841	0.63%
FHLB advances	73,020	1,341	1.84%	59,747	1,408	2.36%	53,111	1,377	2.59%
Other borrowed money	2,308	2	0.09%	4,018	4	0.10%	5,621	6	0.11%
Total borrowings	75,328	1,343	1.78%	63,765	1,412	2.21%	58,732	1,383	2.35%
Total interest-bearing liabilities	372,308	3,239	0.87%	355,167	3,184	0.90%	350,410	3,224	0.92%
Non-interest-bearing demand deposits	69,262			70,081			68,809
Other non-interest-bearing liabilities	2,127			3,511			2,122
Capital accounts	84,622			85,170			66,093
Total liabilities and capital accounts	$528,319			$513,929			$487,434

Net interest income		$14,081			$12,138			$10,561
Interest rate spread			2.60%			2.28%			2.09%
Net interest-earning assets	$127,233			$127,276			$108,193
Net interest margin			2.82%			2.52%			2.30%
Average earning assets to average interest-bearing liabilities			134.17%			135.84%			130.88%

(1)	Includes debt securities, marketable equity securities and Federal Home Loan Bank stock.
(2)	Includes certificates of deposit and club accounts.

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

	Years Ended June 30,			Years Ended June 30,
	2018 Compared to 2017			2017 Compared to 2016
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate	Volume	Net	Rate	Volume	Net
	(in thousands)
Interest-earning assets:
Interest and Dividend Income:
Investment securities (1)	$515	$(982)	$(467)	$473	$(319)	$154
Loans	(24)	2,466	2,442	(288)	1,645	1,357
Other interest-earning assets	76	(53)	23	39	(13)	26
Total interest-earning assets	567	1,431	1,998	224	1,313	1,537

Interest-bearing liabilities
Interest Expense:
NOW accounts	(19)	(8)	(27)	(2)	(11)	(13)
Savings accounts	(6)	4	(2)	(2)	7	5
Money Market accounts	3	7	10	-	1	1
Time deposits (2)	141	2	143	(4)	(58)	(62)
Total interest-bearing deposits	119	5	124	(8)	(61)	(69)
FHLB advances	(345)	278	(67)	(131)	162	31
Other borrowed money	-	(2)	(2)	-	(2)	(2)
Total borrowings	(345)	276	(69)	(131)	160	29
Total interest-bearing liabilities	(226)	281	55	(139)	99	(40)

Change in net interest income	$793	$1,150	$1,943	$363	$1,214	$1,577

(1)	Includes debt securities, marketable equity securities and Federal Home Loan Bank stock.
(2)	Includes certificates of deposit and club accounts.

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

Net interest income at-risk measures the risk of a decline in earnings due to potential short-term and long term changes in interest rates. The table below represents an analysis of our IRR as measured by the estimated changes in NII, resulting from an instantaneous and sustained parallel shift in the yield curve (+100 and +200 basis points and -100 basis points) at June 30, 2018 and June 30, 2017.

Net Interest Income At-Risk
	Estimated Increase (Decrease)	Estimated Increase (Decrease)
Change in Interest Rates	in NII	in NII
(Basis Points)	June 30, 2018	June 30, 2017

Stable
+200	0.20%	(0.44)%
+100	1.40%	0.98%
-100	(4.50)%	(5.16)%

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

The tables below set forth, at June 30, 2018, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve based on information produced by an external consultant. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. This data is for Putnam Bank only and does not include any yield curve changes in the assets of PB Bancorp, Inc.

				NPV as a Percentage of Present
				Value of Assets (3)
		Estimated Increase (Decrease) in
Change in		NPV			Increase
Interest Rates (basis points) (1)	Estimated NPV (2)	Amount	Percent	NPV Ratio (4)	(Decrease) (basis points)

+300	$62,866	$(19,603)	-23.77%	13.60%	(270)
+200	$70,657	$(11,812)	-14.32%	14.80%	(150)
+100	$77,532	$(4,937)	-5.99%	15.80%	(50)
0	$82,469	$-	0.00%	16.30%	0
-100	$84,572	$2,103	2.55%	16.30%	0

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV ratio represents NPV divided by the present value of assets.

Liquidity and Capital Resources

The term “liquidity” refers to the ability of PB Bancorp, Inc. and Putnam Bank to meet current and future short-term financial obligations. PB Bancorp, Inc. and Putnam Bank further define liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses. Liquidity management is both a daily and long-term function of business management. Putnam Bank’s primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, and Federal Home Loan Bank borrowings. Putnam Bank can borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and securities. Putnam Bank had Federal Home Loan Bank borrowings as of June 30, 2018 of $63.2 million with unused borrowing capacity of $45.5 million.

The Bank’s primary investing activities are the origination of loans and the purchase of investment securities. During the fiscal year ended June 30, 2018, the Bank’s loan originations net of principal collections were $21.9 million compared to $32.5 million during the fiscal year ended June 30, 2017. There were no security purchases for the fiscal years ended June 30, 2018 and 2017. Loan purchases were $21.5 million for the fiscal year ended June 30, 2018 compared to $27.4 million for the fiscal year ended June 30, 2017.

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

Certificates of deposit totaled $114.5 million at June 30, 2018, of which $45.3 million had maturities of one year or less. Putnam Bank relies on competitive rates, customer service and long-standing relationships with customers to retain deposits. Based on our experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with us.

PB Bancorp, Inc. is a separate legal entity from Putnam Bank and must provide for its own liquidity for its liquidity needs, such as to repurchase stock. PB Bancorp, Inc.’s primary source of liquidity is the receipt of dividends paid by Putnam Bank. At June 30, 2018, PB Bancorp, Inc. (on an unconsolidated, stand-alone basis) had liquid assets of $10.5 million.

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

For the year ended June 30, 2018, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PB BANCORP, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of PB Bancorp, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of PB Bancorp, Inc. and subsidiary (the “Company”) as of June 30, 2018 and 2017, and the related consolidated statements of net income, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Wolf & Company, P.C.

We have served as the Company's auditor since 2011.

Boston, Massachusetts
September 21, 2018

PB Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

June 30, 2018 and 2017

(In thousands, except share data)

	2018	2017
ASSETS
Cash and due from depository institutions	$4,465	$4,331
Interest-bearing deposits with other banks	5,637	5,842
Cash and cash equivalents	10,102	10,173

Investments in available-for-sale securities, at fair value	46,546	60,150
Investments in held-to-maturity securities (fair value of $81,828 as of June 30, 2018 and $110,823 as of June 30, 2017)	82,816	110,022
Federal Home Loan Bank stock, at cost	4,206	4,353

Loans	355,213	312,572
Allowance for loan losses	(2,943)	(2,780)
Net loans	352,270	309,792
Premises and equipment	3,253	3,483
Accrued interest receivable	1,361	1,258
Other real estate owned	1,381	1,814
Goodwill	6,912	6,912
Bank-owned life insurance	12,912	12,555
Deferred tax asset	1,691	1,862
Other assets	1,938	1,774
Total assets	$525,388	$524,148

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$71,428	$71,783
Interest-bearing	300,157	293,978
Total deposits	371,585	365,761
Mortgagors' escrow accounts	3,123	2,850
Federal Home Loan Bank advances	63,199	67,000
Securities sold under agreements to repurchase	664	1,582
Other liabilities	2,528	2,418
Total liabilities	441,099	439,611

Commitments and Contingencies (Notes 9 and 11)

Stockholders' equity:
Preferred stock, 50,000,000 shares authorized, $0.01 par value, no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.01 par value; 7,624,474 and 7,826,769 shares issued and outstanding at June 30, 2018 and 2017, respectively	76	78
Additional paid-in capital	60,329	62,243
Retained earnings	28,822	27,195
Accumulated other comprehensive loss	(522)	(117)
Unearned ESOP shares	(3,293)	(3,439)
Unearned stock awards	(1,123)	(1,423)
Total stockholders' equity	84,289	84,537
Total liabilities and stockholders' equity	$525,388	$524,148

The accompanying notes are an integral part of these consolidated financial statements.

PB Bancorp, Inc. and Subsidiary

Consolidated Statements of Net Income

Years Ended June 30, 2018 and 2017

(In thousands, except share data)

	2018	2017
Interest and dividend income:
Interest and fees on loans	$13,427	$10,985
Interest on debt securities	3,104	3,624
Dividends on marketable equity securities	452	456
Dividends on Federal Home Loan Bank stock	210	153
Other interest and dividend income	127	104
Total interest and dividend income	17,320	15,322

Interest expense:
Interest on deposits	1,896	1,772
Interest on Federal Home Loan Bank advances	1,341	1,408
Interest on securities sold under agreements to repurchase	2	4
Total interest expense	3,239	3,184
Net interest and dividend income	14,081	12,138
Provision for loan losses	225	548
Net interest and dividend income after provision for loan losses	13,856	11,590

Non-interest income:
Total other-than-temporary impairment losses on debt securities	(2)	-
Portion of losses recognized in other comprehensive income	1	-
Net impairment losses recognized in earnings	(1)	-
Fees for services	1,908	1,738
Mortgage banking activities	15	93
Net commissions from brokerage services	178	156
Bank-owned life insurance income	357	356
Gain on sale of securities	7	-
Gain on sales of other real estate owned	1	110
Legal settlement income	155	637
Other income	153	173
Total non-interest income	2,773	3,263

Non-interest expense:
Compensation and benefits	7,577	7,021
Occupancy and equipment	1,196	1,236
Data processing	1,111	1,016
LAN/ WAN network	110	142
Advertising and marketing	199	183
Regulatory assessment	25	24
Professional fees	463	485
FDIC deposit insurance	161	153
Other real estate owned	173	192
Write-down of other real estate owned	14	43
Other	1,306	1,220
Total non-interest expense	12,335	11,715

Income before income tax expense	4,294	3,138

Income tax expense	1,165	822
Net income	$3,129	$2,316

Earnings per common share:
Basic	$0.43	$0.31
Diluted	$0.43	$0.31
Weighted average common shares outstanding:
Basic	7,312,636	7,424,299
Diluted	7,312,636	7,425,191

The accompanying notes are an integral part of these consolidated financial statements.

PB Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

Years Ended June 30, 2018 and 2017

	2018	2017
	(In thousands)

Net income	$3,129	$2,316

Other comprehensive income:
Net unrealized holding losses on available-for-sale securities	(484)	(59)
Reclassification adjustment for gains realized in income on available-for-sale securities (1)	(6)	-
Non credit portion of other-than-temporary (losses) gains on available-for-sale securities	(1)	92

Other comprehensive (loss) income before tax	(491)	33
Income tax benefit (expense) related to other comprehensive (loss) income	133	(7)
Other comprehensive (loss) income net of tax	(358)	26

Total comprehensive income	$2,771	$2,342

(1)	Amount is included in net impairment losses recognized in earnings in non-interest income on the consolidated statements of net income. There was no income tax benefit associated with this reclassification adjustment for the year ended June 30, 2018.

The accompanying notes are an integral part of these consolidated financial statements.

PB Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended June 30, 2018 and 2017

				Accumulated
		Additional		Other	Unearned	Unearned
	Common	Paid-in	Retained	Comprehensive	ESOP	Stock
	Stock	Capital	Earnings	Loss	Shares	Awards	Total
	(In thousands)

Balance at June 30, 2016	$79	$62,837	$25,901	$(143)	$(3,586)	$-	$85,088

Comprehensive income	-	-	2,316	26	-	-	2,342
Cash dividends declared ($0.13 per share)	-	-	(1,022)	-	-	-	(1,022)
ESOP shares committed to be released (18,017 shares)	-	27	-	-	147	-	174
Common stock repurchased (211,400 shares)	(2)	(2,221)	-	-	-	-	(2,223)
Issuance of common stock in connection with stock option exercises (10,017 shares)	-	63	-	-	-	-	63
Issuance of common stock in connection with restricted stock awards (147,750 shares)	1	1,499	-	-	-	(1,500)	-
Share-based compensation expense	-	38	-	-	-	77	115

Balance at June 30, 2017	78	62,243	27,195	(117)	(3,439)	(1,423)	84,537

Comprehensive income	-	-	3,129	(358)	-	-	2,771
Cash dividends declared ($0.20 per share)	-	-	(1,549)	-	-	-	(1,549)
ESOP shares committed to be released (18,017 shares)	-	43	-	-	146	-	189
Common stock repurchased (199,649 shares)	(2)	(2,076)	-	-	-	-	(2,078)
Cancellation of shares for tax withholding (2,646 shares)	-	(28)	-	-	-	-	(28)
Share-based compensation expense	-	147	-	-	-	300	447
Reclassification related to Tax Cuts and Jobs Act (Note 8)	-	-	47	(47)	-	-	-

Balance at June 30, 2018	$76	$60,329	$28,822	$(522)	$(3,293)	$(1,123)	$84,289

The accompanying notes are an integral part of these consolidate financial statements.

PB Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

Years Ended June 30, 2018 and 2017

	2018	2017
	(In thousands)

Cash flows from operating activities:
Net income	$3,129	$2,316
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of securities premiums, net	515	801
Gain on sale of securities	(7)	-
Impairment losses on securities	1	-
Amortization of deferred loan costs, net	235	185
Provision for loan losses	225	548
Gain on sales of other real estate owned, net	(1)	(110)
Write-down of other real estate owned	14	43
Loss on sale of premises and equipment	1	10
Depreciation and amortization - premises and equipment	329	328
Amortization - software	9	53
Increase in accrued interest receivable and other assets	(276)	(254)
Income from bank-owned life insurance	(357)	(356)
Increase (decrease) in other liabilities	110	(69)
Share-based compensation expense	447	115
Deferred tax expense	304	669
ESOP expense	189	174
Net cash provided by operating activities	4,867	4,453

Cash flows from investing activities:
Proceeds from the sales of available-for-sale securities	3,625	-
Proceeds from calls, paydowns and maturities of available-for-sale securities	9,325	10,074
Proceeds from calls, paydowns and maturities of held-to-maturity securities	26,860	33,765
Redemption (purchase) of Federal Home Loan Bank stock, net	147	(534)
Loan principal originations, net of repayments	(21,880)	(32,508)
Loan purchases	(21,480)	(27,420)
Recoveries of loans previously charged off	63	72
Purchase of bank-owned life insurance	-	(2,500)
Proceeds from sale of other real estate owned	779	823
Capital expenditures - premises and equipment	(100)	(182)
Capital expenditures - software	-	(32)
Net cash used in investing activities	(2,661)	(18,442)

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

PB Bancorp, Inc. and Subsidiary

Consolidated Statement of Cash Flows - (Concluded)

Years Ended June 30, 2018 and 2017

	2018	2017
	(In thousands)

Cash flows from financing activities:
Net increase in deposit accounts	5,824	9,695
Net increase in mortgagors' escrow accounts	273	193
Proceeds from issuance of long-term Federal Home Loan Bank advances	29,230	29,000
Repayment of long-term Federal Home Loan Bank advances	(33,031)	(14,500)
Net decrease in short-term Federal Home Loan Bank advances	-	(1,400)
Net decrease in securities sold under agreements to repurchase	(918)	(777)
Cash dividends paid on common stock	(1,549)	(1,022)
Proceeds from issuance of common stock in connection with stock options exercised	-	63
Common stock repurchased	(2,078)	(2,223)
Cancellation of shares for tax withholding	(28)	-
Net cash (used in) provided by financing activities	(2,277)	19,029

Change in cash and cash equivalents	(71)	5,040
Cash and cash equivalents at beginning of year	10,173	5,133
Cash and cash equivalents at end of year	$10,102	$10,173

Supplemental disclosures:
Cash paid during the period for:
Interest	$3,197	$3,182
Income taxes paid	1,030	131
Loans transferred to other real estate owned	359	675

The accompanying notes are an integral part of these consolidated financial statements.

PB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended June 30, 2018 and 2017

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

Cash and due from banks as of June 30, 2018 and 2017 includes $300,000 and $400,000, respectively which is subject to withdrawal and usage restrictions to satisfy the reserve requirements and target balances of Atlantic Community Bankers Bank.

Cash is maintained in bank accounts which, at times, may exceed insured limits. The Company has not experienced any losses in said accounts and does not believe it is exposed to any significant credit risk on this cash.

Securities

Purchase premiums and discounts are amortized to earnings so as to approximate the interest method. Discounts and, prior to January 1, 2017, premiums are amortized over the contractual lives of the securities. Effective January 1, 2017, premiums are amortized over the earliest call date or the estimated lives of the securities. Gains or losses on sales of investment securities are computed on a specific identification basis. All security transactions are recorded on the trade date.

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

Trading securities are carried at fair value on the consolidated balance sheets. Unrealized holding gains and losses for trading securities are included in earnings. The Company held no securities classified as trading at June 30, 2018 and 2017.

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

Federal Home Loan Bank of Boston Stock

The Bank, as a member of the Federal Home Loan Bank (“FHLB”) system, is required to maintain an investment in capital stock of the FHLB of Boston. Based on redemption provisions, the stock has no quoted market value and is carried at cost. At its discretion, the FHLB of Boston may declare dividends on the stock. The Bank reviews for impairment based on the ultimate recoverability of the cost basis in the stock. As of June 30, 2018, no impairment has been recognized.

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

General component

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by loan segments. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; loan concentrations; trends in volume and terms of loans; changes in lending practices and procedures; changes in lending management and staff; changes in the value of underlying collateral; changes in the quality of the loan review system; national and local economic trends and conditions and the effects of other external factors. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during 2018.

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

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation and amortization. Cost and related allowances for depreciation and amortization of premises and equipment retired or otherwise disposed of are removed from the respective accounts with any gain or loss included in earnings. Depreciation and amortization are calculated principally on the straight-line method over the estimated useful lives of the assets or term of lease if shorter. Estimated lives are 5 to 40 years for buildings, 3 to 20 years for equipment and leasehold improvements over lease terms which range from 1 to 25 years. Expenditures for replacements or major improvements are capitalized; expenditures for normal maintenance and repairs are charged to expense as incurred.

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

The first step (“Step 1”) is used to identify potential impairment, and involves comparing the reporting unit’s (the consolidated Company) estimated fair value to its carrying amount, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying amount, goodwill is not deemed to be impaired. Should the carrying amount of the reporting unit exceed its estimated fair value, an indicator of impairment is deemed to exist and a second step is performed to measure the amount of such impairment, if any. The second step (“Step 2”) involves calculating the implied fair value of goodwill. The implied fair value of goodwill is determined in a manner similar to how the amount of goodwill is determined in a business combination (i.e. by measuring the excess of the estimated fair value, as determined in Step 1, over the aggregate estimated fair values of the individual assets, liabilities, and identifiable intangibles as of the impairment testing date). If the implied fair value of goodwill exceeds the carrying amount of goodwill assigned to the reporting unit, no impairment exists. If the carrying amount of goodwill exceeds the implied fair value of the goodwill, an impairment loss is recorded in an amount equal to such excess. An impairment loss cannot exceed the carrying amount of goodwill, and the loss (write-down) establishes a new carrying amount for the goodwill. Subsequent reversal of goodwill impairment losses is not permitted. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which are dependent on internal forecasts, estimation of the long-term rate of growth, the period over which cash flows will occur, and determination of our cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions related to goodwill impairment. For the years ended June 30, 2018 and 2017, the Company had no goodwill impairment.

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

Earnings per Share (EPS)

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. If rights to dividends on unvested awards are non-forfeitable, these unvested stock awards are considered outstanding in the computation of basic earnings per share. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and are determined using the treasury stock method.

Treasury shares and unallocated ESOP shares are not deemed outstanding for earnings per share calculations.

The calculation of basic and diluted earnings per share for the years ended June 30, 2018 and 2017 is presented below:

	Years Ended June 30,
	2018	2017

Net income	$3,129,000	$2,316,000

Weighted average common shares applicable to basic EPS	7,312,636	7,424,299
Effect of dilutive potential common shares	-	892
Weighted average common shares applicable to diluted EPS	7,312,636	7,425,191
Earnings per share:
Basic	$0.43	$0.31
Diluted	$0.43	$0.31

For the years ended June 30, 2018 and 2017, options for 388,330 and 392,330 shares, respectively, were not included in the computation of earnings per share as the effects were anti-dilutive.

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

Income Taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax basis of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws in the period of enactment. Accordingly, the changes resulting from the Tax Cuts and Jobs Act enacted on December 22, 2017 have been recognized in the consolidated financial statements for the year ended June 30, 2018. See Note 8 for further details. A valuation allowance is established against deferred tax assets when, based upon the available evidence including historical and projected taxable income, it is more likely than not that some or all of the deferred tax assets will not be realized.

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

Recent Accounting and Regulatory Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in this Update create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Accounting Standards Codification. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in Update 2014-09 are effective for annual reporting periods, including interim periods, beginning after December 15, 2017. The Company’s primary source of revenue is interest income on financial assets, which is explicitly excluded from the scope of the new guidance. Adoption of this pronouncement on July 1, 2018 did not have a material effect on the Company’s results of operations or financial position.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall, (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this Update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Targeted improvements to generally accepted accounting principles include the requirement for equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income and the elimination of the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The effect of the requirement to recognize equity investments at fair value through the income statement is dependent upon the amount and market performance of investments held each period. At June 30, 2018 and 2017, there were no unrealized gains or losses on equity investments therefore adoption of this pronouncement on July 1, 2018 did not have an effect on the Company’s results of operations or financial position.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the requirements in Topic 840, Leases. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. The amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in this Update is permitted for all entities. It is expected that assets and liabilities will increase based on the present value of remaining lease payments for leases in place at the adoption date; however, based on the current level of long-term leases in place, this is not expected to be material to the Company’s results of operations or financial position. See Note 9 for information on existing leases.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. This Update provides guidance on eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; distributions received from equity method investees; beneficial Interests in securitization transactions; separately identifiable cash flows and application of the predominance principle. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Adoption of this pronouncement on July 1, 2018 did not have a material effect on the Company’s results of operations or financial position.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in this update require that in the statement of cash flows, amounts generally described as restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of this Update on July 1, 2018 did not have a significant impact on the consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.  The amendments in this Update simplify the subsequent measurement of Goodwill by eliminating Step 2 from the goodwill impairment test.  Instead, an entity will be required to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized will not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity will consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable.  For public business entities, the amendments are effective for annual and any interim goodwill impairment tests in fiscal years beginning after December 15, 2019.  Early adoption is permitted.  The effect of this update will be dependent upon the nature of severity of impairment, if any, of goodwill in future periods. At June 30, 2018, goodwill was not deemed impaired.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718) to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change in terms or conditions of a share-based payment award. For public business entities, the amendments are effective for fiscal periods beginning December 15, 2017, and interim periods within those annual periods. Adoption of this pronouncement on July 1, 2018 did not have a material effect on the Company’s results of operations or financial position.

3. INVESTMENT SECURITIES

The amortized cost of securities, unrealized gains and losses, and their fair values, by maturity, are as follows as of the dates indicated:

	Amortized	Gross Unrealized		Fair
	Cost Basis	Gains	(Losses)	Value
	(In thousands)
June 30, 2018:

Available-for-sale:
Debt securities:
U.S. government and government-sponsored securities:
Due in one year or less	$1,000	$-	$(4)	$996
After ten years	3,419	-	(87)	3,332
	4,419	-	(91)	4,328

Corporate bonds and other securities:
Due from five through ten years	1,999	-	(129)	1,870
After ten years	2,000	-	(140)	1,860
	3,999	-	(269)	3,730

U.S. Government-sponsored and guaranteed mortgage-backed securities:
Due from one through five years	3,135	-	(125)	3,010
From five through ten years	4,919	-	(95)	4,824
After ten years	17,688	135	(406)	17,417
	25,742	135	(626)	25,251
Non-agency mortgage-backed securities:
Due after ten years	3,057	483	(303)	3,237

Total debt securities	37,217	618	(1,289)	36,546

Equity securities:
Auction rate preferred:
Due from five through ten years	8,000	-	-	8,000
After ten years	2,000	-	-	2,000
Total equity securities	10,000	-	-	10,000

Total available-for-sale securities	$47,217	$618	$(1,289)	$46,546

	Amortized	Gross Unrealized		Fair
	Cost Basis	Gains	(Losses)	Value
	(In thousands)
June 30, 2017:

Available-for-sale:
Debt securities:
U.S. government and government-sponsored securities:
Due from one through five years	$1,000	$-	$(5)	$995
After ten years	3,788	-	(17)	3,771
	4,788	-	(22)	4,766

Corporate bonds and other securities:
Due from five through ten years	3,000	-	(193)	2,807
Due after ten years	2,999	-	(228)	2,771
	5,999	-	(421)	5,578

U.S. Government-sponsored and guaranteed mortgage-backed securities:
Due in one year or less	40	1	-	41
From five through ten years	8,280	29	(73)	8,236
After ten years	27,574	224	(160)	27,638
	35,894	254	(233)	35,915
Non-agency mortgage-backed securities:
Due after ten years	3,649	473	(231)	3,891

Total debt securities	50,330	727	(907)	50,150

Equity securities:
Auction rate preferred:
Due from five through ten years	8,000	-	-	8,000
After ten years	2,000	-	-	2,000
Total equity securities	10,000	-	-	10,000

Total available-for-sale securities	$60,330	$727	$(907)	$60,150

	Amortized	Gross Unrealized		Fair
	Cost Basis	Gains	(Losses)	Value
	(In thousands)
June 30, 2018:

Held-to-maturity:
U.S. Government and government-sponsored securities:
Due in one year or less	$2,001	$-	$(9)	$1,992
From one through five years	4,976	25	(33)	4,968
After ten years	4,796	-	(189)	4,607
	11,773	25	(231)	11,567

State agency and municipal obligations
Due from one through five years	446	-	(14)	432

U.S. Government-sponsored and guaranteed mortgage-backed securities:
Due from one through five years	846	5	(8)	843
From five through ten years	12,123	14	(384)	11,753
After ten years	57,628	518	(913)	57,233
	70,597	537	(1,305)	69,829

Total held-to-maturity securities	$82,816	$562	$(1,550)	$81,828

June 30, 2017:

Held-to-maturity:
U.S. Government and government-sponsored securities:
Due in one year or less	$2,250	$-	$(2)	$2,248
Due from one through five years	6,966	108	-	7,074
After ten years	5,195	-	(50)	5,145
	14,411	108	(52)	14,467

State agency and municipal obligations
Due from five through ten years	451	-	(6)	445

U.S. Government-sponsored and guaranteed mortgage-backed securities:
Due from one through five years	1,119	40	-	1,159
From five through ten years	6,709	65	-	6,774
After ten years	87,332	1,001	(355)	87,978
	95,160	1,106	(355)	95,911

Total held-to-maturity securities	$110,022	$1,214	$(413)	$110,823

Proceeds from the sales of securities available-for-sale during the year ended June 30, 2018 amounted to $3,625,000, with gross realized gains on those sales amounting to $7,000. There were no sales of securities available-for-sale during the year ended June 30, 2017.

As of June 30, 2018 and 2017, the total carrying value of securities pledged as collateral to secure public deposits, the Federal Reserve Bank discount window, borrowings, and repurchase agreements was $75,797,000 and $99,674,000, respectively.

The aggregate fair value and unrealized losses on securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more are as follows as of the dates indicated:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In thousands)
June 30, 2018:

Available-for-sale:
U.S. Government and government-sponsored securities	$-	$-	$4,328	$91	$4,328	$91
Corporate bonds and other securities	-	-	3,730	269	3,730	269
U.S. Government-sponsored and guaranteed mortgage-backed securities	7,331	123	14,914	503	22,245	626
Total temporarily impaired available-for-sale securities	7,331	123	22,972	863	30,303	986

Held-to-maturity:
U.S. Government and government-sponsored securities	5,956	42	4,606	189	10,562	231
State and political subdivisions	432	14	-	-	432	14
U.S. Government-sponsored and guaranteed mortgage-backed securities	34,387	708	16,880	597	51,267	1,305
Total temporarily impaired held-to-maturity	40,775	764	21,486	786	62,261	1,550

Other-than-temporarily impaired debt securities: (1)
Non-agency mortgage-backed securities	-	-	1,134	303	1,134	303
Total temporarily impaired and other-than-temporarily impaired securities	$48,106	$887	$45,592	$1,952	$93,698	$2,839

June 30, 2017:

Available-for-sale:
U.S. Government and government-sponsored securities	$995	$5	$3,771	$17	4,766	22
Corporate bonds and other securities	-	-	5,578	421	5,578	421
U.S. Government-sponsored and guaranteed mortgage-backed securities	17,798	192	3,539	41	21,337	233
Total temporarily impaired available-for-sale securities	18,793	197	12,888	479	31,681	676

Held-to-maturity:
U.S. Government and government-sponsored securities	7,393	52	-	-	7,393	52
State and political subdivisions	445	6	-	-	445	6
U.S. Government-sponsored and guaranteed mortgage-backed securities	27,910	211	7,928	144	35,838	355
Total temporarily impaired held-to-maturity	35,748	269	7,928	144	43,676	413

Other-than-temporarily impaired debt securities: (1)
Non-agency mortgage-backed securities	-	-	1,331	231	1,331	231
Total temporarily impaired and other-than-temporarily impaired securities	$54,541	$466	$22,147	$854	$76,688	$1,320

(1)	Includes other-than-temporary impaired available-for-sale debt securities in which a portion of the other-than-temporary impairment loss remains in accumulated other comprehensive loss.

At June 30, 2018, 88 U.S. government-sponsored and guaranteed securities have unrealized losses with aggregate depreciation of less than 2.48% from the Company’s amortized cost basis. The unrealized losses were primarily caused by interest rate fluctuations. These investments are guaranteed or sponsored by the U.S. government or an agency thereof. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the investment. Because the decline in market value is attributable to changes in interest rates and not to credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2018.

At June 30, 2018, 3 corporate bonds and other securities have unrealized losses with aggregate depreciation of 6.73% from the Company’s amortized cost basis. These unrealized losses relate to investments in single issuer trust preferred securities (“TRUPS”) issued by companies within the financial services sector. The single-issuer trust preferred investments are evaluated for other-than-temporary impairment by performing a present value of cash flows each quarter. None of the issuers have deferred interest payments or announced the intention to defer interest payments. The Company believes the decline in fair value is related to the spread over three-month LIBOR, on which the quarterly interest payments are based, as the spread over LIBOR being received is significantly lower than current market spreads. Management concluded the impairment of these investments was considered temporary and asserts that the Company does not have the intent to sell these investments and that it is more likely than not it will not have to sell the investments before recovery of their cost bases which may be at maturity.

At June 30, 2018, there was one state and political subdivision security that had an unrealized loss of 3.16% from the Company’s amortized cost basis. The unrealized loss was primarily caused by interest rate fluctuations. This security is guaranteed by the Crosby, Texas School District. Because the decline in market value is attributable to changes in interest rates and not to credit quality, and because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of their amortized cost bases, which may be at maturity, the Company does not consider this investment to be other-than-temporarily impaired at June 30, 2018.

There was a $1,000 other-than-temporary impairment recognized for the year ended June 30, 2018.

For the year ended June 30, 2018, securities with other-than-temporary impairment losses related to credit loss that were recognized in earnings consisted of non-agency mortgage-backed securities. For these debt securities, the Company estimated the portion of loss attributable to credit loss using a discounted cash flow model. Significant inputs included the estimated cash flows of the underlying loans based on key assumptions, such as default rate, loss severity and prepayment rate. Assumptions can vary widely from security to security, and are influenced by such factors as loan interest rate, geographical location of the borrower, borrower characteristics and collateral type. The present value of the expected cash flows was compared to the Company’s amortized cost basis to determine the credit-related impairment loss. Based on the expected cash flows derived from the model, the Company expects to recover the remaining unrealized losses on these securities.

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

Activity related to the credit component recognized in earnings on debt securities held by the Company for which a portion of other-than-temporary impairment was recognized in accumulated other comprehensive loss for the year ended June 30, 2018 is as follows:

	2018	2017
	(In thousands)

Balance at beginning of year	$15,982	$15,982
Additional credit losses on securities for which an other-than-temporary impairment charge was previously recorded	1	-

Balance at end of year	$15,983	$15,982

Significant assumptions used in the valuation of non-agency mortgage-backed securities were as follows as of June 30, 2018:

	Weighted	Range
	Average	Minimum	Maximum

Prepayment rates	19.7%	0.6%	31.6%
Default rates	5.2%	0.0%	14.0%
Loss severity	48.5%	0.0%	91.4%

4. LOANS

Loans consisted of the following as of June 30:

	2018	2017
	(In thousands)
Real estate:
Residential (1)	$236,880	$225,745
Commercial	101,647	71,558
Residential construction	2,217	1,000
Commercial	12,215	12,123
Consumer and other	831	829

Total loans	353,790	311,255

Net deferred loan costs	1,423	1,317
Allowance for loan losses	(2,943)	(2,780)
Loans, net	$352,270	$309,792

(1)  Residential real estate loans include one-to-four family mortgage loans, second mortgage loans, and home equity lines of credit.

During the year ended June 30, 2018, the Company purchased residential mortgage loans aggregating $21,348,000 and commercial loans aggregating $132,000. During the year ended June 30, 2017, the Company purchased residential mortgage loans aggregating $27,420,000.

The following tables set forth information regarding the allowance for loan losses and loans by portfolio segment at and for the years ended June 30, 2018 and 2017:

	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and Other	Unallocated	Total
	(In thousands)
Year Ended June 30, 2018
Allowance for loan losses:
Beginning balance	$1,359	$1,164	$6	$76	$86	$89	$2,780
Charge-offs	(83)	-	-	-	(42)	-	(125)
Recoveries	33	-	-	15	15	-	63
Provision (credit)	76	30	8	(11)	76	46	225
Ending balance	$1,385	$1,194	$14	$80	$135	$135	$2,943

At June 30, 2018
Ending balance of allowance for loan losses:
Impaired loans	$-	$-	$-	$-	$-	$-	$-
Ending balance of allowance for loan losses:
Non-impaired loans	$1,385	$1,194	$14	$80	$135	$135	$2,943

Ending balance: Non-impaired loans	$234,148	$100,417	$2,217	$12,215	$831	$-	$349,828

Ending balance: Impaired loans	$2,732	$1,230	$-	$-	$-	$-	$3,962

Loans: Ending balance	$236,880	$101,647	$2,217	$12,215	$831	$-	$353,790

Year Ended June 30, 2017
Allowance for loan losses:
Beginning balance	$1,171	$967	$6	$78	$20	$61	$2,303
Charge-offs	(100)	-	-	(11)	(32)	-	(143)
Recoveries	46	-	-	10	16	-	72
Provision (credit)	242	197	-	(1)	82	28	548
Ending balance	$1,359	$1,164	$6	$76	$86	$89	$2,780

At June 30, 2017
Ending balance of allowance for loan losses:
Impaired loans	$-	$-	$-	$-	$-	$-	$-
Ending balance of allowance for loan losses:
Non-impaired loans	$1,359	$1,164	$6	$76	$86	$89	$2,780

Ending balance: Non-impaired loans	$223,483	$70,229	$1,000	$12,123	$829	$-	$307,664

Ending balance: Impaired loans	$2,262	$1,329	$-	$-	$-	$-	$3,591

Loans: Ending balance	$225,745	$71,558	$1,000	$12,123	$829	$-	$311,255

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

The following tables present the Company’s loans by risk rating as of June 30, 2018 and 2017:

	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and Other	Total
	(In thousands)
June 30, 2018

Grade:
Pass	$232,919	$98,626	$2,217	$11,157	$830	$345,749
Special Mention	2	698	-	1,058	-	1,758
Substandard	3,959	2,323	-	-	1	6,283
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$236,880	$101,647	$2,217	$12,215	$831	$353,790

June 30, 2017

Grade:
Pass	$221,514	$68,675	$1,000	$12,123	$827	$304,139
Special Mention	394	715	-	-	-	1,109
Substandard	3,837	2,168	-	-	2	6,007
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$225,745	$71,558	$1,000	$12,123	$829	$311,255

The following is a summary of past due and non-accrual loans at June 30, 2018 and 2017:

			90 days
	30–59 Days	60–89 Days	or Greater	Total	Total
	Past Due	Past Due	Past Due	Past Due	Non-accrual
	(In thousands)
2018
Real estate:
Residential	$50	$238	$1,119	$1,407	$3,959
Commercial	-	-	124	124	432
Consumer and other	4	-	-	4	1
Total	$54	$238	$1,243	$1,535	$4,392

2017
Real estate:
Residential	$230	$349	$455	$1,034	$3,837
Commercial	-	-	-	-	594
Consumer and other	3	-	-	3	2
Total	$233	$349	$455	$1,037	$4,433

At June 30, 2018, one residential real estate loan in the amount of $32,000 was greater than 90 days past due and still accruing. At June 30, 2017, there were no loans greater than 90 days past due and still accruing interest.

The following is information pertaining to impaired loans:

	At June 30, 2018			Year Ended June 30, 2018
						Interest
		Unpaid		Average	Interest	Income
	Recorded	Principal	Related	Recorded	Income	Recognized
	Investment	Balance	Allowance	Investment	Recognized	on Cash Basis
	(In thousands)
Total impaired loans without a valuation allowance:
Real estate:
Residential	$2,732	$2,870	$-	$2,301	$42	$29
Commercial	1,230	1,914	-	1,278	87	-
Total	$3,962	$4,784	$-	$3,579	$129	$29

	At June 30, 2017			Year Ended June 30, 2017
						Interest
		Unpaid		Average	Interest	Income
	Recorded	Principal	Related	Recorded	Income	Recognized
	Investment	Balance	Allowance	Investment	Recognized	on Cash Basis
	(In thousands)
Impaired loans without a valuation allowance:
Real estate:
Residential	$2,262	$2,367	$-	$2,199	$30	$-
Commercial	1,329	2,013	-	1,925	108	-
Commercial	-	-	-	11	-	-
Total	$3,591	$4,380	$-	$4,135	$138	$-

At June 30, 2018, there are no additional funds that are available to be advanced in connection with impaired loans.

There were no material troubled debt restructurings during the years ended June 30, 2018 or 2017. There were no material troubled debt restructurings that have subsequently defaulted (30 or more days past due) within one year of modification during the years ended June 30, 2018 or 2017.

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others were $22,236,000 and $25,880,000 at June 30, 2018 and 2017, respectively. The balances of mortgage servicing rights related to loans serviced for others were $81,000 and $88,000 at June 30, 2018 and 2017, respectively, and are not material to the consolidated financial statements.

5. PREMISES AND EQUIPMENT

The following is a summary of premises and equipment as of June 30:

	2018	2017
	(In thousands)

Land	$470	$470
Buildings and leasehold improvements	6,215	6,244
Equipment	2,802	2,801
	9,487	9,515
Accumulated depreciation and amortization	(6,234)	(6,032)

Premises and equipment, net	$3,253	$3,483

Depreciation and amortization expense on premises and equipment amounted to $329,000 and $328,000 for the years ended June 30, 2018 and 2017, respectively.

6. DEPOSITS

The balances of deposit accounts at June 30 were as follows:

	2018	2017
	(In thousands)
Demand deposits	$71,428	$71,783
NOW accounts	81,944	86,010
Regular savings	83,320	82,046
Money market accounts	20,146	18,473
Club accounts	258	272
	257,096	258,584

Certificate accounts maturing in the years ending June 30:
2018	-	39,038
2019	45,278	25,389
2020	31,904	16,489
2021	14,118	11,435
2022	14,327	14,826
2023	8,862	-
	114,489	107,177

Total deposits	$371,585	$365,761

The aggregate amount of time deposits of $250,000 or more as of June 30, 2018 was $25,172,000. The aggregate amount of brokered deposits as of June 30, 2018 was $9,760,000.

7. BORROWED FUNDS

Borrowed funds consisted of the following at June 30:

	2018		2017
	Amount Due	Weighted Average Rate	Amount Due	Weighted Average Rate
	(Dollars in thousands)
Short-term borrowings:
Securities sold under agreements to repurchase	$664	0.10%	$1,582	0.10%

Long-term FHLB of Boston advances maturing in the years ending:

2018	-	0.00	33,000	2.30
2019	1,000	1.43	-	0.00
2020	22,000	1.89	12,000	2.00
2021	22,500	2.06	11,000	1.94
2022	11,000	1.79	11,000	1.79
2023	5,000	2.32	-	0.00
Thereafter	1,699	0.50	-	0.00
Total	63,199	1.92	67,000	2.10
Total borrowed funds	$63,863	1.90%	$68,582	2.06%

As of June 30, 2018 and 2017, loans with a principal balance of $76,438,000 and $65,201,000, respectively, were specifically pledged to secure available borrowings from the FHLB, as well as certain investment securities as disclosed in Note 3.

Additionally, the Bank has a line of credit with the FHLB of Boston in the amount of $2,354,000 and a liquidity line of credit with Atlantic Community Bankers Bank in the amount of $4,000,000. No amounts were outstanding on these lines of credit at June 30, 2018 and 2017.

Securities sold under agreements to repurchase as of June 30, 2018 and 2017 have an original maturity of one day, and have been accounted for as secured borrowings. These customer repurchase agreements are collateralized by U.S. government-sponsored and guaranteed mortgage-backed securities with fair value of $6,498,000 and $21,753,000 at June 30, 2018 and 2017, respectively. The securities collateralizing repurchase agreements are subject to fluctuations in fair value. We monitor the fair value of the collateral on a periodic basis, and would pledge additional collateral if necessary based on changes in fair value of collateral or the balances of the repurchase agreements.

8. INCOME TAXES

The following are components of income tax expense for the years ended June 30:

	2018	2017
	(In thousands)
Current:
Federal	$860	$152
State	1	1
Total current	861	153
Deferred:
Federal	304	669
State	-	-
Total deferred	304	669

Income tax expense	$1,165	$822

Deferred income taxes reflect the tax impact of “temporary differences” between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

The Bank’s subsidiary, Putnam Bank Mortgage Servicing Company, qualifies and operates as a Connecticut passive investment company pursuant to legislation. Because the subsidiary earns sufficient income from passive investments and its dividends to the parent are exempt from Connecticut Corporation Business Tax, the Bank does not expect to incur Connecticut income tax expense or to recognize its Connecticut deferred tax asset. The Parent company is still subject to the Connecticut Corporation Business Tax.

The reasons for the differences between the statutory federal income tax rates of 27.5% and 34.0% for 2018 and 2017, respectively and the effective tax rates are summarized as follows for the years ended June 30:

	2018	2017
	(In thousands)

Federal income tax at statutory rate	$1,181	$1,067
Increase (decrease) in tax resulting from:
State taxes, net of federal benefit	1	1
Stock-based compensation	26	(8)
Dividends received deduction	(88)	(110)
Bank-owned life insurance	(98)	(121)
Tax-exempt municipal income, net	(84)	(18)
Effect of federal rate change	211	-
Other, net	16	11
Income tax expense	$1,165	$822
Effective tax rates	27.1%	26.2%

The Company had gross deferred tax assets and gross deferred tax liabilities as follows as of June 30:

	2018	2017
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$555	$821
Net unrealized holding loss on available-for-sale securities	149	63
Deferred compensation	131	202
Stock-based compensation	129	77
Impairment losses on securities available-for-sale	531	859
Accrued expenses	116	163
Post retirement benefits	61	93
Interest receivable on non-accrual loans	74	91
Federal carryovers	1,208	1,348
Other	91	146
Gross deferred tax asset	3,045	3,863
Valuation allowance	-	-
Gross deferred tax assets, net of valuation allowance	3,045	3,863

Deferred tax liabilities:
Depreciation and amortization	(1,164)	(1,675)
Deferred loan costs	(173)	(297)
Other	(17)	(29)
Gross deferred tax liability	(1,354)	(2,001)
Net deferred tax asset	$1,691	$1,862

At June 30, 2018 we have Alternative Minimum Tax (“AMT”) credit carryforwards of $1.2 million. Under the Tax Cuts and Jobs Act, the AMT credits will be fully realized as a reduction in current taxes by 2021. At June 30, 2017, we had AMT credit carryforwards of $1.3 million which have no expiration date and $61,000 of contribution carryovers which begin to expire on June 30, 2017.

Retained earnings at June 30, 2018 includes a contingency reserve for loan losses of $2,284,000 which represents the tax reserve balance existing at December 31, 1987 and is maintained in accordance with provisions of the Internal Revenue Code applicable to thrift institutions. It is not anticipated that the Company will incur a federal income tax liability related to the reduction of this reserve and accordingly, deferred income taxes of approximately $480,000 have not been recognized as of June 30, 2018 and 2017.

It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of June 30, 2018 and 2017, there were no material uncertain tax positions related to federal and state income tax matters. The Company is currently open to audit under statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended June 30, 2015 through June 30, 2018. The Company records interest and penalties as part of income tax expense. No interest or penalties were recorded for the years ended June 30, 2018 and 2017.

On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act (the “Act”). The Act includes a number of changes in existing tax law impacting businesses including, among other things, a permanent reduction in the corporate income tax rate from 34% to 21%, effective on January 1, 2018. As a result of this rate reduction, the Company revalued its net deferred tax asset as of December 22, 2017 resulting in a reduction in the value of the net deferred tax asset of $211,000, which was recorded as an additional tax expense in the Company’s consolidated statements for 2017.

Included in the additional tax expense above is $47,000 related to net unrealized losses on securities available-for-sale. Because these unrealized losses were initially recorded as items of accumulated other comprehensive income in the Company’s capital accounts, the adjustment to deferred taxes resulted in a disproportionate tax effect of $47,000 that became stranded in accumulated other comprehensive income. In February of 2018, the FASB issued ASU No. 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which permits entities to reclassify retained earnings to accumulated other comprehensive income to eliminate the amount stranded in accumulated other comprehensive income. The Company elected to adopt this new guidance early, and reclassified $47,000 from accumulated other comprehensive loss to retained earnings as of January 1, 2018.

9. OTHER COMMITMENTS AND CONTINGENT LIABILITIES

Lease Commitments

As of June 30, 2018 the Company leases space for various branch offices. The leases for the branch offices expire at various times through fiscal 2022. All leases contain renewal options at the Company’s discretion. The Company also has miscellaneous equipment leases with various terms. The total minimum rental due in future fiscal years under these existing agreements is as follows as of June 30, 2018:

Rental
Expense Due
(In thousands)

2019	164
2020	109
2021	60
2022	10
Total	$343

Total rental expense amounted to $180,000 and $163,000 for the years ended June 30, 2018 and 2017, respectively.

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

An asset’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. During the years ended June 30, 2018 and 2017, there were no transfers between levels of the fair value hierarchy.

Assets Measured at Fair Value on a Recurring Basis

The following summarizes assets measured at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using:
	Total	Level 1	Level 2	Level 3
	(In thousands)
June 30, 2018
Securities available-for-sale:
U. S. Government and government-sponsored securities	$4,328	$-	$4,328	$-
Corporate bonds and other securities	3,730	-	3,730	-
U.S. Government-sponsored and guaranteed mortgage-backed securities	25,251	-	25,251	-
Non-agency mortgage-backed securities	3,237	-	3,237	-
Equity securities	10,000	-	-	10,000
Total	$46,546	$-	$36,546	$10,000

June 30, 2017
Securities available-for-sale:
U. S. Government and government-sponsored securities	$4,766	$-	$4,766	$-
Corporate bonds and other securities	5,578	-	5,578	-
U.S. Government-sponsored and guaranteed mortgage-backed securities	35,915	-	35,915	-
Non-agency mortgage-backed securities	3,891	-	3,891	-
Equity securities	10,000	-	-	10,000
Total	$60,150	$-	$50,150	$10,000

At June 30, 2018 and 2017, Level 3 assets consisted of available-for-sale auction-rate trust preferred securities (ARPs). Auction-rate trust preferred securities are a floating rate preferred stock, on which the dividend rate generally resets every 90 days based on an auction process to reflect the yield demand for the instruments by potential purchasers. These securities were originally purchased by the Company because they represented highly liquid, tax-preferred investments secured, in most cases, by preferred stock issued by high quality, investment grade companies (generally other financial institutions) (“collateral preferred shares”). The ARP shares, or certificates, purchased by the Company are Class A certificates, which, among other rights, entitle the holder to priority claim on dividends paid into the Trust holding the preferred shares.

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

For the years ended June 30, 2018 and 2017, there were no gains or losses (realized/unrealized) included in earnings or other comprehensive income on auction rate trust preferred securities.

There were no liabilities measured at fair value on a recurring basis at June 30, 2018 and 2017.

Assets Measured at Fair Value on a Non-Recurring Basis

Under certain circumstances the Company makes adjustments to fair value for assets not measured at fair value on a recurring basis. The following table presents the assets carried on the consolidated balance sheets by caption and by level in the fair value hierarchy at June 30, 2018 and 2017, for which a nonrecurring fair value adjustment has been recorded:

					Total Losses
					for the
	Fair Value Measurements at Reporting Date Using:				Year Ended
	Total	Level 1	Level 2	Level 3	June 30, 2018
	(In thousands)
June 30, 2018
Impaired loans	$160	$-	$-	$160	$29
Other real estate owned	110	-	-	110	9

	$270	$-	$-	$270	$38

					Total Losses
					for the
	Fair Value Measurements at Reporting Date Using:				Year Ended
	Total	Level 1	Level 2	Level 3	June 30, 2017
	(In thousands)
June 30, 2017
Other real estate owned	$345	$-	$-	$345	$43

	$345	$-	$-	$345	$43

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

There were no liabilities measured at fair value on a non-recurring basis at June 30, 2018 and 2017.

The estimated fair values and carrying values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, are as follows as of June 30:

	2018
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$10,102	$10,102	$-	$-	$10,102
Available-for-sale securities	46,546	-	36,546	10,000	46,546
Held-to-maturity securities	82,816	-	81,828	-	81,828
Federal Home Loan Bank stock	4,206	-	-	4,206	4,206
Loans, net	352,270	-	-	346,511	346,511
Accrued interest receivable	1,361	-	-	1,361	1,361

Financial liabilities:
Deposits	371,585	-	-	372,563	372,563
Mortgagors' escrow accounts	3,123	-	-	3,123	3,123
Federal Home Loan Bank advances	63,199	-	62,428	-	62,428
Securities sold under agreements to repurchase	664	-	664	-	664
Accrued interest payable	158	-	-	158	158

	2017
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$10,173	$10,173	$-	$-	$10,173
Available-for-sale securities	60,150	-	50,150	10,000	60,150
Held-to-maturity securities	110,022	-	110,823	-	110,823
Federal Home Loan Bank stock	4,353	-	-	4,353	4,353
Loans, net	309,792	-	-	310,015	310,015
Accrued interest receivable	1,258	-	-	1,258	1,258

Financial liabilities:
Deposits	365,761	-	-	367,233	367,233
Mortgagors' escrow accounts	2,850	-	-	2,850	2,850
Federal Home Loan Bank advances	67,000	-	68,079	-	68,079
Securities sold under agreements to repurchase	1,582	-	1,582	-	1,582
Accrued interest payable	115	-	-	115	115

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

Notional amounts of commitments with off-balance-sheet credit risk are as follows as of June 30:

	2018	2017
	(In thousands)

Commitments to originate loans	$3,594	$3,859
Unadvanced portions of loans:
Construction loans	8,822	9,469
Lines of credit	18,881	18,025
Letters of credit	395	710
Outstanding commitments	$31,692	$32,063

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and Common Equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), of Tier 1 capital to adjusted total assets (as defined) and Tangible capital (as defined) to Tangible assets (as defined). Management believes, as of June 30, 2018 and 2017, that the Bank meets all capital adequacy requirements to which it is subject.

Additionally, community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonuses. The capital conservation buffer is being phased in over three years, beginning on January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019. Effective January 1, 2018, the capital conservation buffer was 1.875%. Also, certain deductions from and adjustments to regulatory capital are being phased in over several years.

As of June 30, 2018, the most recent notification from the Federal Reserve Bank of Boston and the State of Connecticut Department of Banking categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total, Tier 1, and Common Equity Tier 1 risk based capital ratios, and Tier 1 leverage capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s actual capital amounts and ratios as of June 30, 2018 and 2017 are presented in the table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
As of June 30, 2018:

Tier 1 Capital (to Adjusted Total Assets)	$62,797	12.16%	$20,650	4.00%	$25,813	5.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	62,797	18.19	15,537	4.50	22,442	6.50
Tier 1 Capital (to Risk-Weighted Assets)	62,797	18.19	20,716	6.00	27,621	8.00
Total Capital (to Risk-Weighted Assets)	65,779	19.05	27,621	8.00	34,527	10.00

As of June 30, 2017:

Tier 1 Capital (to Adjusted Total Assets)	$62,813	12.56%	$19,997	4.00%	$24,997	5.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	62,813	19.33	14,621	4.50	21,120	6.50
Tier 1 Capital (to Risk-Weighted Assets)	62,813	19.33	19,495	6.00	25,993	8.00
Total Capital (to Risk-Weighted Assets)	65,632	20.20	25,993	8.00	32,492	10.00

The following table provides a reconciliation of the Company’s total consolidated equity to the capital amounts for the Bank reflected in the preceding table:

	June 30,
	2018	2017
	(In thousands)
Total consolidated equity	$84,289	$84,537
Adjustments:
Equity capital of PB Bancorp, Inc.	(15,155)	(15,500)
Disallowed intangible assets	(5,679)	(5,071)
Disallowed deferred tax assets	(1,088)	(1,240)
Unrealized losses on available-for-sale securities	430	87
Tier 1 and Common Equity Tier 1 Capital	62,797	62,813
Allowance for loan losses and off-balance sheet reserves	2,982	2,819
Total Risk-Based capital	$65,779	$65,632

The ability of the Company to pay dividends depends, in part, on the ability of the Bank to pay dividends to the Company. The Bank will not be able to declare or pay a cash dividend on, or repurchase any of its common stock, if the effect thereof would be to reduce the regulatory capital of the Bank to an amount below amounts required under regulatory rules and regulations.

Stock Repurchases and Dividends

The Company may use capital management tools such as cash dividends and common share repurchases. The Company is subject to the Federal Reserve Board’s notice provisions for capital distributions and stock repurchases. On April 4, 2018, the Company adopted a second stock-repurchase program. Under the repurchase program, the Company may repurchase up to 193,012 shares of its common stock, or approximately 2.5% of the then-outstanding shares. The repurchase program permits shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The repurchase program has no expiration date. As of June 30, 2018, the Company had repurchased 17,029 shares of its stock at an average price of $10.46 per share. For the year ended June 30, 2018, the Company’s Board of Directors declared one quarterly cash dividend of $0.04 per common share on July 5, 2017, two quarterly cash dividends of $0.05 per common share on October 4, 2017 and January 3, 2018 and one quarterly cash dividend of $0.06 per common share on April 18, 2018.

13. BENEFIT PLANS

401(k) Plan

The Company has a 401(k) plan covering each eligible employee. Employees must be 21 years of age, work at least 1,000 hours per year, and have at least one year of service with the Company to be eligible to participate. Employees may defer compensation up to certain limits defined in the Internal Revenue Code. The Company’s matching contribution is discretionary. For the years ended June 30, 2018 and 2017, the Company chose to contribute 50% of an employee’s deferral on a maximum of 5% of the employee’s salary. The Company contributed $80,000 and $76,000 in matching contributions to the plan during the years ended June 30, 2018 and 2017, respectively. The Company may also make additional discretionary contributions to the plan. During the years ended June 30, 2018 and 2017, additional discretionary contributions were made in the amounts of $233,000 and $171,000, respectively.

Other Postretirement Benefit Plan

The Company has recorded a liability for its future postretirement benefit obligations under certain death benefit agreements. The total liability for the arrangements included in other liabilities was $291,000 at June 30, 2018 and $274,000 at June 30, 2017. Expense under this arrangement was $17,000 and $80,000 for each of the years ended June 30, 2018 and 2017. There were no death benefits paid under these arrangements in 2018 and 2017.

Employee Stock Ownership Plan

The Company established an Employee Stock Ownership Plan (the “ESOP”) on October 4, 2004 in connection with its initial common stock offering to provide eligible employees the opportunity to own Company stock. The plan is a tax-qualified retirement plan for the benefit of all Bank employees. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax law limits. The ESOP acquired 257,062 shares in the Company’s initial stock offering with the proceeds of a loan totaling $2.6 million from the Company. The loan had a term of 20 years at an initial rate of 4.75%. In conjunction with the Conversion described in Note 1, the ESOP purchased an additional 317,287 shares at $8.00 per share. To fund the purchase, the ESOP borrowed an additional $2.5 million which was combined with the outstanding balance of $1.4 million on the original loan. This resulted in a new ESOP loan of $3.9 million with an initial borrowing rate of 3.50% and a term of 25 years. The loan is secured by the shares purchased.

The shares of stock purchased by the ESOP are held in a suspense account until they are released for allocation among participants. The shares will be released annually from the suspense account and the released shares will be allocated to the participants on the basis of each participant’s compensation for the year of allocation. As shares are released from collateral, the Company recognizes compensation expense equal to the average market price of the shares during the period and the shares will be outstanding for earnings-per-share purposes. The shares not released are reported as unearned ESOP shares in the stockholders’ equity section on the consolidated balance sheets. ESOP expense for the years ended June 30, 2018 and 2017 was $189,000 and $174,000, respectively. At June 30, 2018 and 2017 there were 217,980 and 199,963 allocated shares, respectively, and 405,388 and 423,405 unallocated shares, respectively. The fair value of unallocated ESOP shares at June 30, 2018 and 2017 was $4,601,000 and $4,467,000, respectively.

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

On March 30, 2017, the Company awarded 392,330 options to purchase the Company’s common stock and 147,750 shares of restricted stock. All of the awards granted to date vest evenly over a five year period from the date of the grant. Stock option awards were granted with an exercise price equal to the market price of the Company’s stock at the date of grant ($10.15) with a maximum term of ten years. As of June 30, 2018, there were 37,004 restricted stock awards and 64,937 stock options that remain available for future grants.

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

Dividend yield	1.18%
Expected volatility	17.13%
Risk-free rate	2.21%
Expected life in years	6.5

There were no options granted during the year ended June 30, 2018. The aggregate grant date fair value of options granted in 2017 was $742,000.

A summary of the status of the outstanding stock options as of June 30, 2018 and changes during the year then ended is presented below:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Instrinsic
	Options	Price	Contractual Term	Value
			(In years)	(In thousands)

Options outstanding at beginning of year	392,330	$10.15
Granted	-	-
Exercised	-	-
Forfeited	(4,000)	10.15
Expired	-	-

Outstanding at end of year	388,330	10.15	3.75	466

Options exercisable at end of year	78,466	$10.15	8.75	$94

The aggregate intrinsic value fluctuates based on changes in the fair market value of the Company’s stock. At June 30, 2018, the closing stock price was $11.35. The aggregate intrinsic value represents the total pre-tax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of June 2018 and the weighted- average exercise price, multiplied by the number of shares) that would have been received by the option holders had all options holders exercised their options on June 29, 2018. There were no shares that were exercised for the fiscal year ended June 30, 2018. Shares for the exercise of stock options are expected to come from the Company’s authorized and unissued shares.

A summary of the status of the outstanding stock awards as of June 30, 2018 and changes during the year then ended is presented below:

	Number of	Grant-date
	Shares	Fair Value

Non-vested stock awards at beginning of year	147,750	$10.15
Shares vested	(29,550)	10.15

Non-vested stock awards at end of year	118,200	10.15

The total fair value of restricted shares vested in fiscal 2018 was $335,000.

At June 30, 2018, there were $1.7 million in unrecognized compensation costs related to non-vested share-based compensation. That cost is expected to be recognized over a weighted period of 3.75 years. The Company recorded $447,000 and $115,000 share-based compensation expense for June 30, 2018 and 2017, respectively, in connection with the stock option and restricted stock awards.

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

The components of accumulated other comprehensive loss included in stockholders’ equity and related tax effects are as follows:

	At June 30,
	2018	2017
	(In thousands)
Net unrealized loss on securities available-for-sale	$(671)	$(180)
Tax effect	149	63
Accumulated other comprehensive loss	$(522)	$(117)

The June 30, 2018 and 2017 ending balance includes $180,000 and $231,000 of pre-tax unrealized gains and (losses), respectively, on securities for which other-than-temporary impairment has been recognized.

PB Bancorp, Inc. and Subsidiary

(Parent Company Only)

15. PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following unconsolidated financial statements are for the Company (Parent Company) and should be read in conjunction with the consolidated financial statements of the Company.

Balance Sheets

June 30, 2018 and 2017

(In thousands)

	2018	2017

ASSETS
Cash and due from depository institutions	$3,542	$1,185
Investment in Putnam Bank	69,134	69,038
Investment in available-for-sale securities, at fair value	4,802	7,176
Investment in held-to-maturity securities (fair value of $2,094 as of June 30, 2018 and $2,339 as of June 30, 2017)	2,180	2,361
Loan to ESOP	3,692	3,788
Other assets	963	1,013
Total assets	$84,313	$84,561

LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities	$24	$24
Stockholders' equity	84,289	84,537
Total liabilities and stockholders' equity	$84,313	$84,561

PB Bancorp, Inc. and Subsidiary

(Parent Company Only)

Statements of Net Income

For the Years Ended June 30, 2018 and 2017

(In thousands)

	2018	2017

Dividends from subsidiary	$2,700	$-
Interest and dividends on investments	163	170
Interest on ESOP loan	159	136
Total interest and dividend income	3,022	306

Investment security gains	6	-

Other expense	349	354
Income before income tax benefit and equity in undistributed net income of subsidiary	2,679	(48)
Income tax benefit	(49)	(62)

Income before equity in undistributed net income of subsidiary	2,728	14
Equity in undistributed net income of subsidiary	401	2,302

Net income	$3,129	$2,316

PB Bancorp, Inc. and Subsidiary

(Parent Company Only)

Statements of Cash Flows

June 30, 2018 and 2017

(In thousands)

	2018	2017

Cash flows from operating activities:
Net income	$3,129	$2,316
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of securities premium, net	16	19
Gain on sale of available-for-sale securities	(6)	-
ESOP expense	189	174
Share-based compensation expense	447	115
Decrease (increase) in other assets	79	(104)
Increase in due from subsidiary	(5)	(59)
Decrease in other liabilities	-	(18)
Undistributed net income of subsidiary	(401)	(2,302)
Net cash provided by operating activities	3,448	141

Cash flows from investing activities:
Proceeds from the sales of available-for-sale securities	1,665	-
Proceeds from paydowns and maturities of available-for-sale securities	621	718
Proceeds from paydowns and maturities of held-to-maturity securities	182	131
Principal payments received on loan to ESOP	96	103
Net cash provided by investing activities	2,564	952

Cash flows from financing activities:
Cash dividends paid on common stock	(1,549)	(1,022)
Proceeds from issuance of common stock in connection with stock options exercised	-	63
Common stock repurchased	(2,078)	(2,223)
Cancellation of shares for tax withholding	(28)	-
Net cash used in financing activities	(3,655)	(3,182)

Net increase (decrease) in cash and cash equivalents	2,357	(2,089)
Cash and cash equivalents at beginning of year	1,185	3,274

Cash and cash equivalents at end of year	$3,542	$1,185

ITEM 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A.	Controls and Procedures

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

There has been no change in the Company’s internal control over financial reporting during the Company’s fourth quarter of fiscal year 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2018, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework (2013).” Based on such assessment, management believes that, as of June 30, 2018, the Company’s internal control over financial reporting is effective, based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. As the Company is a non-accelerated filer, management’s report is not subject to attestation by the Company’s registered public accounting firm pursuant to provisions of the Dodd-Frank Act that permit the Company to provide only the management’s report in this annual report.

ITEM 9B.	Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a) Not applicable

b) Not applicable

c) The following table shows the Company’s repurchase of its common stock for the three months ended June 30, 2018.

			Total Number of
			Shares Purchased	Maximum Number of
			as Part of Publicly	Shares that May Yet Be
	Total Number of	Average Price	Announced Plans	Purchased Under Plans
Period	Shares Purchased	Paid per Share	or Programs (1)	or Programs (1)
April 1, 2018 through April 30, 2018	0	$-	0	193,012
May 1, 2018 through May 31, 2018	17,000	10.46	17,000	176,012
June 1, 2018 through June 30, 2018	29	$10.50	29	175,983
	17,029	$10.46	17,029	175,983

(1)       On April 4, 2018, the Company adopted a second stock-repurchase program. Under the repurchase program, the Company may repurchase up to 193,012 shares of its common stock, or approximately 2.5% of the current outstanding shares. The repurchase program permits shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The repurchase program has no expiration date.

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

Information concerning directors and executive officers of PB Bancorp, Inc. is incorporated herein by reference from our definitive Proxy Statement to be dated October 1, 2018 related to the 2018 Annual Meeting of Stockholders (the “Proxy Statement”), specifically the section captioned “Proposal I—Election of Directors.”

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

Set forth below is information as of June 30, 2018 regarding equity compensation plans. Other than the ESOP, the Company does not have any equity compensation plans that were not approved by its stockholders.

	Number of Securities to be
	Issued upon Exercise of				Number of Securities
	Outstanding Options and		Weighted Average		Remaining Available for
Plan	Rights		Exercise Price		Issuance under the Plans
Equity compensation plans approved by stockholders	634,573	(1)	$10.15	(2)	98,493	(3)

Equity compensation plans not approved by stockholders	—		—		—
Total	634,573	(1)	$10.15	(2)	98,493	(3)

(1)	Includes 181,306 shares of restricted stock and 453,267 options to purchase shares of common stock awarded under the Incentive Plan.
(2)	Relates to 388,330 outstanding stock options.
(3)	Includes 33,556 shares of restricted stock available for future issuance and 64,937 options available for issuance under the Incentive Plan.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

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

(C) Consolidated Balance Sheets

(D) Consolidated Statements of Net Income

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

(a)(3) Exhibits.

3.1	Articles of Incorporation of PB Bancorp, Inc. (1)

3.2	Bylaws of PB Bancorp, Inc. (1)

4.	Form of Common Stock Certificate of PB Bancorp, Inc. (1)

10.1	Employee Stock Ownership Plan, including amendments (1)

10.2	Deferred Compensation Plan (1)

10.3	PB Bancorp, Inc. 2017 Equity Incentive Plan (4)

10.4	Form of Incentive Stock Option Award Agreement (5)

10.5	Form of Non-Statutory Incentive Stock Option Award Agreement (5)

10.6	Form of Restricted Stock Award Agreement (5)

10.7	Putnam Bank Senior Management Short Term Incentive Plan (6)

14.	Code of Ethics (3)

21	Subsidiaries of Registrant (1)

23.1	Consent of Wolf & Company, P.C.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended June 30, 2018, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Net Income, (iii) Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

(1)	Incorporated by reference to the Registration Statement on Form S-1 of PB Bancorp, Inc. (file no. 333-206892), originally filed with the Securities and Exchange Commission on September 11, 2015, as amended.
(2)	[Intentionally omitted]
(3)	Incorporated by reference to the Annual Report on Form 10-K for the Year Ended June 30, 2018 of PB Bancorp, Inc. (Commission File No. 001-37676) as filed with the Securities and Exchange Commission on September 29, 2017
(4)	Incorporated by reference to Appendix A to the proxy statement for the Annual Meeting of Stockholders of PB Bancorp, Inc. (File No. 001-37676)) as filed with the Securities and Exchange Commission on January 12, 2017
(5)	Incorporated by reference to the Current Report on Form 8-K of PB Bancorp, Inc. (Commission File No. 001-37676) as filed with the Securities and Exchange Commission on April 4, 2017
(6)	Incorporated by reference to the Current Report on Form 8-K of PB Bancorp, Inc. (Commission File No. 001-37676) as filed with the Securities and Exchange Commission on June 23, 2017

ITEM 16.	Form 10-K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PB BANCORP, INC.

Date: September 21, 2018	By:	/S/ THOMAS A. BORNER
Thomas A. Borner
President and Chief Executive Officer and Director (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ THOMAS A. BORNER	President, Chief Executive Officer (Principal	September 21, 2018
Thomas A. Borner	Executive Officer)

/S/ ROBERT J. HALLORAN, JR.	Executive Vice President and Treasurer	September 21, 2018
Robert J. Halloran, Jr.	(Principal Financial and Accounting Officer)

/S/ CHARLES W. BENTLEY, JR.	Director	September 21, 2018
Charles W. Bentley, Jr.

/S/ JITENDRA K. SINHA	Director	September 21, 2018
Jitendra K. Sinha

/S/ PAUL M. KELLY	Director	September 21, 2018
Paul M. Kelly

/S/ RICHARD A. LOOMIS	Director	September 21, 2018
Richard A. Loomis

/S JOHN P. MILLER	Vice Chairman of the Board	September 21, 2018
John P. Miller

/S/ CHARLES H. PUFFER	Chairman of the Board	September 21, 2018
Charles H. Puffer

