Form 10-Q
period 2018-09-30
PB Bancorp, Inc.
filed 2018-11-13
CIK 1652106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

☒ YES ☐ NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☒ YES ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ YES ☒ NO

As of November 1, 2018, there were 7,623,474 shares of the registrant’s common stock outstanding.

PB Bancorp, Inc.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

PB Bancorp, Inc.

Consolidated Balance Sheets

(Unaudited)

	September 30,	June 30,
	2018	2018
	(in thousands except share data)
ASSETS
Cash and due from depository institutions	$3,364	$4,465
Interest-bearing demand deposits with other banks	13,366	5,637
Total cash and cash equivalents	16,730	10,102
Securities available-for-sale, at fair value	44,538	46,546
Securities held-to-maturity (fair value of $75,683 as of September 30, 2018 and $81,828 as of June 30, 2018)	76,914	82,816
Federal Home Loan Bank stock, at cost	4,206	4,206
Loans	350,903	355,213
Less: Allowance for loan losses	(2,906)	(2,943)
Net loans	347,997	352,270
Premises and equipment, net	3,176	3,253
Accrued interest receivable	1,389	1,361
Other real estate owned	1,341	1,381
Goodwill	6,912	6,912
Bank-owned life insurance	13,001	12,912
Net deferred tax asset	870	1,691
Other assets	2,677	1,938

Total assets	$519,751	$525,388

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Non-interest-bearing	$69,743	$71,428
Interest-bearing	297,398	300,157
Total deposits	367,141	371,585
Mortgagors' escrow accounts	1,498	3,123
Federal Home Loan Bank advances	62,186	63,199
Securities sold under agreements to repurchase	1,526	664
Other liabilities	2,125	2,528
Total liabilities	434,476	441,099

Stockholders' Equity
Preferred stock, 50,000,000 shares authorized, $0.01 par value, no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.01 par value, 7,623,474 and 7,624,474 shares issued and outstanding at September 30, 2018 and June 30, 2018, respectively.	76	76
Additional paid-in capital	60,377	60,329
Retained earnings	29,755	28,822
Accumulated other comprehensive loss	(629)	(522)
Unearned ESOP shares	(3,256)	(3,293)
Unearned stock awards	(1,048)	(1,123)
Total stockholders' equity	85,275	84,289

Total liabilities and stockholders' equity	$519,751	$525,388

See accompanying notes to consolidated financial statements.

PB Bancorp, Inc.

Consolidated Statements of Net Income

(Unaudited)

	Three months ended
	September 30,
	2018	2017
	(in thousands, except per share data)
Interest and dividend income:
Interest and fees on loans	$3,575	$3,177
Interest and dividends on investments	866	990
Other	43	8
Total interest and dividend income	4,484	4,175

Interest expense:
Deposits and escrow	557	447
Borrowed funds	304	356
Total interest expense	861	803
Net interest and dividend income	3,623	3,372

(Credit) provision for loan losses	(600)	175
Net interest and dividend income after (credit) provision for loan losses	4,223	3,197

Non-interest income:
Total other-than-temporary impairment losses on debt securities	-	(2)
Portion of losses recognized in other comprehensive income	-	1
Net impairment losses recognized in earnings	-	(1)
Fees for services	470	482
Mortgage banking activities	4	3
Net commissions from brokerage services	25	45
Income from bank-owned life insurance	89	90
Gain (loss) on sales of other real estate owned, net	21	(113)
Other income	60	34
Total non-interest income	669	540

Non-interest expense:
Compensation and benefits	1,928	1,813
Occupancy and equipment	311	297
Data processing	297	233
LAN/WAN network	25	35
Advertising and marketing	34	42
FDIC deposit insurance	38	39
Other real estate owned	64	62
Write-down of other real estate owned	91	6
Other	418	415
Total non-interest expense	3,206	2,942
Income before income tax expense	1,686	795

Income tax expense	295	211

NET INCOME	$1,391	$584

Earnings per common share:
Basic	$0.19	$0.08
Diluted	$0.19	$0.08

See accompanying notes to consolidated financial statements.

PB Bancorp, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three months ended
	September 30,
	2018	2017
	(in thousands)
Net income	$1,391	$584
Other comprehensive (loss) income:
Net unrealized holding (losses) gains on available-for-sale securities	(136)	100
Reclassification adjustment for losses realized in income on available-for-sale securities (1)	-	1
Non-credit portion of other-than-temporary losses on available-for-sale securities	-	(1)

Other comprehensive (loss) income before tax	(136)	100
Income tax benefit (expense) related to other comprehensive (loss) income	29	(34)
Other comprehensive (loss) income net of tax	(107)	66
Total comprehensive income	$1,284	$650

(1) Reported in net impairment losses recognized in earnings included in non-interest income on the consolidated statements of net income. There were no income tax benefits associated with the reclassification adjustments.

See accompanying notes to consolidated financial statements.

PB Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

for the Three Months Ended September 30, 2018 and 2017

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned ESOP Shares	Unearned Stock Awards	Total Stockholders' Equity
	(dollars in thousands, except per share data)

Balances at June 30, 2017	$78	$62,243	$27,195	$(117)	$(3,439)	$(1,423)	$84,537

Comprehensive income	-	-	584	66	-	-	650
Cash dividends declared and paid ($0.04 per share)	-	-	(313)	-	-	-	(313)
ESOP shares committed to be released (4,504 shares)	-	10	-	-	36	-	46
Common stock repurchased (50,000 shares)	-	(520)	-	-	-	-	(520)
Share-based compensation expense	-	37	-	-	-	75	112

Balances at September 30, 2017	$78	$61,770	$27,466	$(51)	$(3,403)	$(1,348)	$84,512

Balances at June 30, 2018	$76	$60,329	$28,822	$(522)	$(3,293)	$(1,123)	$84,289

Comprehensive income	-	-	1,391	(107)	-	-	1,284
Cash dividends declared and paid ($0.06 per share)	-	-	(458)	-	-	-	(458)
ESOP shares committed to be released (4,504 shares)	-	16	-	-	37	-	53
Common stock repurchased (1,000 shares)	-	(11)	-	-	-	-	(11)
Share-based compensation	-	43	-	-	-	75	118

Balances at September 30, 2018	$76	$60,377	$29,755	$(629)	$(3,256)	$(1,048)	$85,275

See accompanying notes to consolidated financial statements.

PB Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months
	ended September 30,
	2018	2017
	(in thousands)
Cash flows from operating activities
Net income	$1,391	$584
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities premiums, net	113	146
Impairment losses on securities	-	1
Amortization of deferred loan costs, net	84	59
(Credit) provision for loan losses	(600)	175
(Gain) loss on sale of other real estate owned, net	(21)	113
Write-down of other real estate owned	91	6
Depreciation and amortization - premises and equipment	83	84
Amortization - software	1	3
(Increase) decrease in accrued interest receivable and other assets	(767)	11
Income from bank-owned life insurance	(89)	(90)
Decrease in other liabilities	(403)	(547)
Share-based compensation expense	118	112
Deferred tax expense	850	227
ESOP expense	53	46
Net cash provided by operating activities	904	930

Cash flows from investing activities
Proceeds from calls, pay downs and maturities of available-for-sale securities	1,834	2,025
Proceeds from calls, pay downs and maturities of held-to-maturity securities	5,827	7,522
Purchase of Federal Home Loan Bank stock	-	(106)
Loan principal repayments (originations), net	4,062	(7,276)
Loan purchases	-	(14,865)
Recoveries of loans previously charged off	571	14
Proceeds from sale of other real estate owned	126	300
Capital expenditures - premises and equipment	(7)	(27)
Net cash provided by (used in) investing activities	12,413	(12,413)

Cash flows from financing activities
Net decrease in deposit accounts	(4,444)	(689)
Net decrease in mortgagors' escrow accounts	(1,625)	(1,325)
Proceeds from issuance of long-term Federal Home Loan Bank advances	-	8,000
Repayment of long-term Federal Home Loan Bank advances	(1,013)	(8,000)
Change in short term Federal Home Loan Bank advances, net	-	9,150
Net increase (decrease) in securities sold under agreements to repurchase	862	(357)
Cash dividends paid on common stock	(458)	(313)
Common stock repurchased	(11)	(520)
Net cash (used in) provided by financing activities	(6,689)	5,946

Net increase (decrease) in cash and cash equivalents	6,628	(5,537)
Cash and cash equivalents at beginning of year	10,102	10,173
Cash and cash equivalents at end of period	$16,730	$4,636
Supplemental disclosures
Cash paid during the period for:
Interest	$803	$804
Income taxes	1	105
Loans transferred to other real estate owned	156	144

See accompanying notes to consolidated financial statements.

PB Bancorp, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – Organization

PB Bancorp, Inc. (the “Company”) is a Maryland corporation incorporated in 2015 to be the successor to PSB Holdings, Inc. upon completion of the second-step mutual-to-stock conversion (the “Conversion”) of Putnam Bancorp, MHC (the “MHC”), the top tier mutual holding company of PSB Holdings, Inc.   PSB Holdings, Inc. was the former mid-tier holding company for Putnam Bank (the “Bank”).  Prior to completion of the Conversion, a majority of the shares of common stock of PSB Holdings, Inc. were owned by the MHC.  In conjunction with the Conversion, the MHC and PSB Holdings, Inc. merged into the Company and the Company became PSB Holdings, Inc.’s successor.  The Conversion was completed on January 7, 2016.  The Company raised gross proceeds of $33.7 million in the related stock offering.  Concurrent with the completion of the stock offering, each share of PSB Holdings, Inc. stock owned by public stockholders (stockholders other than the MHC) was exchanged for 1.1907 shares of Company common stock.  The Conversion was accounted for as a capital raising transaction by entities under common control.  The historical financial results of the MHC were immaterial to the results of the Company and therefore the net assets of the MHC were reflected as an increase to stockholders’ equity.

NOTE 2 – Basis of Presentation

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-Q, and accordingly do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary, consisting of only normal recurring accruals and the elimination of all significant intercompany accounts, to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. The interim results of operations are not necessarily indicative of the operating results to be expected for future periods, including the fiscal year ending June 30, 2019. These financial statements should be read in conjunction with the 2018 consolidated financial statements and notes thereto included in PB Bancorp, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (‘SEC’) on September 21, 2018.

NOTE 3 – Recent Accounting Pronouncements

Effective July 1, 2018, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in this update supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Accounting Standards Codification. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company’s primary source of revenue is interest income on financial assets, which is explicitly excluded from the scope of the new guidance. The adoption of this update did not have a significant impact on the Company’s consolidated financial statements.

Effective July 1, 2018, the Company adopted ASU 2016-01, Financial Instruments – Overall, (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities, to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The key provision included in the ASU is that equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) will be measured at fair value with changes in fair value recognized in net income and the elimination of the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost. This ASU also requires companies to use an “exit price” fair value when measuring the fair values of financial instruments. The adoption of this update did not have a significant impact on the consolidated financial statements. At September 30, 2018, there were no unrealized gains or losses on equity investments.

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

Effective July 1, 2018, the Company adopted ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. The amendments in this ASU provide cash flow statement classification guidance for certain areas where diversification existed in practice. The adoption of this update did not have a significant impact on the Company’s consolidated financial statements.

Effective July 1, 2018, the Company adopted ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in this update require that in the statement of cash flows, amounts generally described as restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts. The adoption of this update did not have a significant impact on the Company’s consolidated financial statements.

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

Effective July 1, 2018, the Company adopted ASU 2017-09, Compensation-Stock Compensation (Topic 718) to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change in terms or conditions of a share-based payment award. The adoption of this update will impact the consolidated financial statements on a prospective basis dependent upon the terms of an award modification.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), which amends the disclosure requirements by adding, changing, or removing certain disclosures about recurring or non-recurring fair value measurements. This ASU will be effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The adoption of this update will not have a significant impact on the consolidated financial statements.

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

General component

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, commercial and consumer/other. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; concentrations; changes in lending policies and procedures; experience/ability/depth of lending management and staff; loan rating migration; the effect of other external factors; changes in the value of underlying collateral; changes in the loan review system and national and local economic trends and conditions. The Company calculates historical losses using a five-year rolling average which is indicative of the risk in the Company’s current loan portfolio. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses through September 30, 2018.

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

The following information was used in the computation of EPS on both a basic and diluted basis for the three months ended September 30, 2018 and 2017:

	Three months ended September 30,
	2018	2017
Net income	$1,391,000	$584,000

Weighted average common shares applicable to basic EPS	7,218,179	7,374,609
Effect of dilutive potential common shares	8,611	-
Weighted average common shares applicable to diluted EPS	7,226,790	7,374,609
Earnings per share:
Basic	$0.19	$0.08
Diluted	$0.19	$0.08

For the three months ended September 30, 2018, there were no antidilutive options not being included in the computation of diluted earnings per share.

NOTE 6 – Investment Securities

The carrying value, estimated fair values, and gross unrealized gains and losses of investment securities by maturity and type are as follows:

	Amortized	Gross Unrealized		Fair
	Cost Basis	Gains	(Losses)	Value
	(in thousands)
September 30, 2018:
Available-for-sale:
Debt securities:
U.S. government and government-sponsored securities:
Due in one year or less	$1,000	$-	$(2)	$998
After ten years	3,352	-	(97)	3,255
	4,352	-	(99)	4,253

Corporate bonds:
Due from five through ten years	3,999	-	(287)	3,712

U.S. Government-sponsored and guaranteed mortgage-backed securities:
From one through five years	6,328	-	(190)	6,138
From five through ten years	1,333	-	(57)	1,276
After ten years	16,534	126	(444)	16,216
	24,195	126	(691)	23,630

Non-agency mortgage-backed securities:
Due after ten years	2,799	464	(320)	2,943
Total debt securities	35,345	590	(1,397)	34,538

Other securities:
Auction rate preferred:
Due from five through ten years	8,000	-	-	8,000
After ten years	2,000	-	-	2,000
	10,000	-	-	10,000

Total available-for-sale securities	$45,345	$590	$(1,397)	$44,538

Held-to-maturity:
U.S. government and government-sponsored securities:
Due in one year or less	$2,996	$-	$(13)	$2,983
From one through five years	3,984	18	(29)	3,973
After ten years	4,576	-	(230)	4,346
	11,556	18	(272)	11,302

State agency and municipal obligations From one through five years	444	-	(15)	429

U.S. Government-sponsored and guaranteed mortgage-backed securities:
Due from one through five years	736	2	(10)	728
From five through ten years	11,364	7	(427)	10,944
After ten years	52,814	458	(992)	52,280
	64,914	467	(1,429)	63,952
Total held-to-maturity securities	$76,914	$485	$(1,716)	$75,683

	Amortized	Gross Unrealized		Fair
	Cost Basis	Gains	(Losses)	Value
	(in thousands)
June 30, 2018:
Available-for-sale:
Debt securities:
U.S. government and government-sponsored securities:
Due in one year or less	$1,000	$-	$(4)	$996
After ten years	3,419	-	(87)	3,332
	4,419	-	(91)	4,328

Corporate bonds:
Due from five through ten years	1,999	-	(129)	1,870
After ten years	2,000	-	(140)	1,860

	3,999	-	(269)	3,730

U.S. Government-sponsored and guaranteed mortgage-backed securities:
Due from one through five years	3,135	-	(125)	3,010
From five through ten years	4,919	-	(95)	4,824
After ten years	17,688	135	(406)	17,417
	25,742	135	(626)	25,251

Non-agency mortgage-backed securities:
Due after ten years	3,057	483	(303)	3,237
Total debt securities	37,217	618	(1,289)	36,546

Other securities:
Auction rate preferred:
Due from five through ten years	8,000	-	-	8,000
After ten years	2,000	-	-	2,000

	10,000	-	-	10,000
Total available-for-sale securities	$47,217	$618	$(1,289)	$46,546

Held-to-maturity:
U.S. government and government-sponsored securities:
Due in one year or less	$2,001	$-	$(9)	$1,992
From one through five years	4,976	25	(33)	4,968
After ten years	4,796	-	(189)	4,607
	11,773	25	(231)	11,567

State agency and municipal obligations
Due from one through five years	446	-	(14)	432

U.S. Government-sponsored and guaranteed
mortgage-backed securities:
Due from one through five years	846	5	(8)	843
From five through ten years	12,123	14	(384)	11,753
After ten years	57,628	518	(913)	57,233
	70,597	537	(1,305)	69,829

Total held-to-maturity securities	$82,816	$562	$(1,550)	$81,828

There were no gains or losses on sales of available-for-sale securities for the three months ended September 30, 2018 or 2017. Gains and losses on the sales of securities are recorded on the trade date and are determined using the specific identification method. There were no other-than-temporary impairment charges on available-for-sale securities realized in income during the three months ended September 30, 2018. There were $1,000 in other-than-temporary impairment charges on available-for-sale securities realized in income during the three months ended September 30, 2017.

The following is a summary of the estimated fair value and related unrealized losses segregated by category and length of time that individual securities have been in a continuous unrealized loss position at:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
September 30, 2018:
Available-for-sale:
U.S. Government and government-sponsored securities	$-	$-	$4,253	$99	$4,253	$99
Corporate bonds and other securities	-	-	3,712	287	3,712	287
U.S. Government-sponsored and guaranteed mortgage-backed securities	4,311	80	15,309	611	19,620	691
Total temporarily impaired available-for-sale	4,311	80	23,274	997	27,585	1,077

Held-to-maturity:
U.S. Government and government-sponsored securities	5,956	42	4,346	230	10,302	272
State and political subdivisions	429	15	-	-	429	15
U.S. Government-sponsored and guaranteed mortgage-backed securities	22,204	460	24,192	969	46,396	1,429
Total temporarily impaired held-to-maturity	28,589	517	28,538	1,199	57,127	1,716

Other-than-temporarily impaired debt securities (1):
Non-agency mortgage-backed securities	-	-	1,035	320	1,035	320

Total temporarily-impaired and other- than-temporarily impaired securities	$32,900	$597	$52,847	$2,516	$85,747	$3,113

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
June 30, 2018:
Available-for-sale:
U.S. Government and government-sponsored securities	$-	$-	$4,328	$91	$4,328	$91
Corporate bonds and other securities	-	-	3,730	269	3,730	269
U.S. Government-sponsored and guaranteed mortgage-backed securities	7,331	123	14,914	503	22,245	626
Total temporarily impaired available-for-sale	7,331	123	22,972	863	30,303	986

Held-to-maturity:
U.S. Government and government-sponsored securities	5,956	42	4,606	189	10,562	231
State and political subdivisions	432	14	-	-	432	14
U.S. Government-sponsored and guaranteed mortgage-backed securities	34,387	708	16,880	597	51,267	1,305
Total temporarily impaired held-to-maturity	40,775	764	21,486	786	62,261	1,550

Other-than-temporarily impaired debt securities (1):
Non-agency mortgage-backed securities	-	-	1,134	303	1,134	303

Total temporarily-impaired and other- than-temporarily impaired securities	$48,106	$887	$45,592	$1,952	$93,698	$2,839

(1) Includes other-than-temporary impaired available-for-sale debt securities in which a portion of the other-than-temporary impairment loss remains in accumulated other comprehensive income (loss).

Management evaluates securities for OTTI at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

At September 30, 2018, there were 90 individual investment securities with aggregate depreciation of 3.5% from the Company’s amortized cost basis. Management has the intent and ability to hold these securities until cost recovery occurs and considers these declines to be temporary.

The unrealized losses on the Company’s investment in U.S. Government-sponsored agency bonds and U.S. government-guaranteed and government-sponsored residential mortgage-backed securities were primarily caused by interest rate fluctuations. These investments are guaranteed or sponsored by the U.S. government or an agency thereof. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the investment. Because the decline in market value is attributable to changes in interest rates and not to credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2018.

The Company’s unrealized losses on investments in corporate bonds and other securities relate to investments in companies within the financial services sector. As of September 30, 2018, the Company had three investments in corporate single-issuer trust preferred securities (TRUPs) with a total book value of $4.0 million and total fair value of $3.7 million, all of which were classified as available-for-sale. The single-issuer trust preferred investments are evaluated for other-than-temporary impairment by performing a present value of cash flows calculation each quarter. None of the issuers have deferred interest payments or announced the intention to defer interest payments. The Company believes the decline in fair value is related to the spread over three-month LIBOR, on which the quarterly interest payments are based, as the spread over LIBOR being received is significantly lower than current market spreads. Management concluded the impairment of these investments was considered temporary and asserts that the Company does not have the intent to sell these investments and that it is more likely than not it will not have to sell the investments before recovery of their cost bases which may be at maturity.

At September 30, 2018, there was one state and political subdivision security that had an unrealized loss of 3.4% from the Company’s amortized cost basis. The unrealized loss was primarily caused by interest rate fluctuations. This security is guaranteed by a school district located in Texas. Because the decline in market value is attributable to changes in interest rates and not to credit quality, and because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investments before recovery of its amortized cost basis, which may be at maturity, the Company does not consider this investment to be other-than-temporarily impaired at September 30, 2018.

For the three months ended September 30, 2018, there was no other-than-temporary impairment losses recognized in earnings. There is a process that we use to determine if there are any other-than-temporary impairment losses. The Company estimates the portion of possible loss attributable to credit loss using a discounted cash flow model. Significant inputs include the estimated cash flows of the underlying loans based on key assumptions, such as default rate, loss severity and prepayment rate. Assumptions can vary widely from security to security, and are influenced by such factors as loan interest rate, geographical location of the borrower, borrower characteristics and collateral type. The present value of the expected cash flows is compared to the Company’s amortized cost basis to determine if there was a credit-related impairment loss. Based on the expected cash flows derived from the model, the Company expects to recover the remaining unrealized losses on these securities.

The following table represents a roll-forward of the amount of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in other comprehensive loss:

	Three months ended
	September 30,
	2018	2017
	(in thousands)

Balance at beginning of period	$15,983	$15,982
Additional credit losses on securities for which an other-than-temporary impairment charge was previously recorded	-	1

Balance at end of period	$15,983	$15,983

NOTE 7 – Loans

The following table sets forth the composition of our loan portfolio at September 30, 2018 and June 30, 2018:

	September 30,	June 30,
	2018	2018
	(in thousands)

Real Estate:
Residential (1)	$231,703	$236,880
Commercial	104,330	101,647
Residential construction	1,178	2,217
Commercial	11,468	12,215
Consumer and other	841	831

Total loans	349,520	353,790

Net deferred loan costs	1,383	1,423
Allowance for loan losses	(2,906)	(2,943)

Loans, net	$347,997	$352,270

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

The following table presents the Company’s loan classes by internally assigned grades at September 30, 2018 and June 30, 2018:

	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and other	Total
	(in thousands)
September 30, 2018
Grade:
Pass	$228,119	$102,204	$1,178	$10,429	$840	$342,770
Special Mention	1	587	-	1,039	-	1,627
Substandard	3,583	1,539	-	-	1	5,123
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$231,703	$104,330	$1,178	$11,468	$841	$349,520

June 30, 2018
Grade:
Pass	$232,919	$98,626	$2,217	$11,157	$830	$345,749
Special Mention	2	698	-	1,058	-	1,758
Substandard	3,959	2,323	-	-	1	6,283
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$236,880	$101,647	$2,217	$12,215	$831	$353,790

There were no material modifications deemed to be troubled debt restructures for the three months ended September 30, 2018 or 2017.

There were no material troubled debt restructurings that subsequently defaulted (defined as 30 or more days past due subsequent to restructuring) within one year of modification during the three months ended September 30, 2018 or 2017.

NOTE 8 – Non-performing Assets, Past Due and Impaired Loans

The table below sets forth the amounts and categories of non-performing assets at the dates indicated:

	At September 30,	At June 30,
	2018	2018
	(Dollars in thousands)
Non-accrual loans:
Real Estate:
Residential	$3,583	$3,959
Commercial	417	432
Consumer	1	1
Total non-accrual loans	4,001	4,392

Accruing loans past due 90 days or more	-	32

Total non-performing loans	4,001	4,424

Other real estate owned	1,341	1,381
Total non-performing assets	$5,342	$5,805

Total non-performing loans to total loans	1.14%	1.25%
Total non-performing assets to total assets	1.03%	1.10%

Management is focused on working with borrowers and guarantors to resolve non-accrual loans by restructuring or liquidating assets when prudent. Many of our commercial relationships are secured by development loans, in particular condominiums which have experienced a significant reduction in demand. The Company reviews the strength of the guarantors; requires face to face discussions and offers restructuring suggestions that provide the borrowers with short term relief and exit strategies. The Company obtains a current appraisal on all real estate secured loans that are 180 days or more past due if the appraisal on file is older than one year. If the determination is made that there is the potential for collateral shortfall, an allocated reserve will be assigned to the loan for the expected deficiency. It is the policy of the Company to charge off or write down loans or other assets when, in the opinion of the Credit Committee and Loan Review, the ultimate amount recoverable is less than the carrying value, or the collection of the amount is expected to be unduly prolonged. The level of non-performing assets is expected to fluctuate in response to changing economic and market conditions, and the relative sizes of the respective loan portfolios, along with management’s degree of success in resolving problem assets.

The following table sets forth information regarding past due loans at September 30, 2018 and June 30, 2018:

			90 days
	30–59 Days	60–89 Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due
	(in thousands)
At September 30, 2018
Real Estate:
Residential	$51	$138	$798	$987
Commercial	121	-	-	121
Consumer and other	15	-	-	15
Total	$187	$138	$798	$1,123

At June 30, 2018

Real Estate:
Residential	$50	$238	$1,119	$1,407
Commercial	-	-	$124	124
Consumer and other	4	-	-	4
Total	$54	$238	$1,243	$1,535

The following is a summary of information pertaining to impaired loans at September 30, 2018 and June 30, 2018, none of which had a valuation allowance:

	At September 30, 2018		At June 30, 2018
		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal
	Investment	Balance	Investment	Balance
	(in thousands)
Real Estate:
Residential	$2,292	$2,400	$2,732	$2,870
Commercial	417	480	1,230	1,914
Total impaired loans	$2,709	$2,880	$3,962	$4,784

The following is a summary of additional information pertaining to impaired loans:

	Three months ended			Three months ended
	September 30, 2018			September 30, 2017
	Average	Interest	Interest Income	Average	Interest	Interest Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
	(in thousands)
Real Estate:
Residential	$2,512	$17	$14	$2,192	$8	$4
Commercial	824	7	-	1,316	22	-
Total impaired loans	$3,336	$24	$14	$3,508	$30	$4

NOTE 9 – Allowance for Loan Losses

An analysis of the allowance for loan losses for the three months ended September 30, 2018 and 2017 is as follows:

Three months ended	Residential	Commercial	Residential		Consumer
September 30, 2018	Real Estate	Real Estate	Construction	Commercial	and Other	Unallocated	Total
	(in thousands)
Beginning balance	$1,385	$1,194	$14	$80	$135	$135	$2,943
Charge-offs	-	-	-	-	(8)	-	(8)
Recoveries	5	560	-	2	4	-	571
(Credit) provision	98	(660)	(7)	(5)	-	(26)	(600)
Ending Balance	$1,488	$1,094	$7	$77	$131	$109	$2,906

Three months ended
September 30, 2017

Beginning balance	$1,359	$1,164	$6	$76	$86	$89	$2,780
Charge-offs	-	-	-	-	(9)	-	(9)
Recoveries	8	-	-	3	3	-	14
(Credit) provision	65	68	1	1	68	(28)	175
Ending Balance	$1,432	$1,232	$7	$80	$148	$61	$2,960

Further information pertaining to the allowance for loan losses at September 30, 2018 and June 30, 2018 is as follows:

	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and Other	Unallocated	Total
	(in thousands)
At September 30, 2018
Amount of allowance for loan losses for impaired loans	$-	$-	$-	$-	$-	$-	$-

Amount of allowance for loan losses for non-impaired loans	$1,488	$1,094	$7	$77	$131	$109	$2,906

Impaired loans	$2,292	$417	$-	$-	$-	$-	$2,709

Non-impaired loans	$229,411	$103,913	$1,178	$11,468	$841	$-	$346,811

At June 30, 2018

Amount of allowance for loan losses for impaired loans	$-	$-	$-	$-	$-	$-	$-

Amount of allowance for loan losses for non-impaired loans	$1,385	$1,194	$14	$80	$135	$135	$2,943

Impaired loans	$2,732	$1,230	$-	$-	$-	$-	$3,962

Non-impaired loans	$234,148	$100,417	$2,217	$12,215	$831	$-	$349,828

NOTE 10 – Stock-Based Incentive Plan

In February 2017, stockholders of the Company approved the PB Bancorp, Inc. 2017 Stock-Based Incentive Plan (the “Incentive Plan”). Under the Incentive Plan, the Company may grant up to 453,267 stock options and 181,306 shares of restricted stock to its employees, officers and directors for an aggregate amount of up to 634,573 shares of the Company’s common stock for issuance upon the grant or exercise of awards. Both incentive stock options and non-statutory stock options may be granted under the Incentive Plan.

There were no stock options or awards granted during the three months ended September 30, 2018.

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

The Company has recorded share-based compensation expense related to outstanding stock option and restricted stock awards based upon the fair value at the date of grant over the vesting period of such awards on a straight-line basis. The fair value of each restricted stock allocation, based on the market price at the date of grant, is recorded to unearned stock awards. Compensation expense related to unearned restricted shares is amortized to compensation and benefits expense over the vesting period of the restricted stock awards, adjusted by actual forfeitures. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing method which includes several assumptions such as volatility, expected dividends, expected term and risk-free rate for each stock option award. The Company recorded share-based compensation expense in connection with the stock option and restricted stock awards for the three months ended September 30, 2018 and 2017 of $118,000 and $112,000, respectively.

NOTE 11 – Accumulated Other Comprehensive Loss

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the consolidated balance sheets, such items are components of accumulated other comprehensive loss.

The components of accumulated other comprehensive loss and related tax effects are as follows:

	September 30,	June 30,
	2018	2018
	(in thousands)
Net unrealized loss on securities available-for-sale	$(807)	$(671)
Tax effect	178	149
Accumulated other comprehensive loss	$(629)	$(522)

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s assets carried at fair value for September 30, 2018.

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

The Company did not have any transfers of assets between levels of the fair value hierarchy during the three months ended September 30, 2018.

The following summarizes assets measured at fair value on a recurring basis at September 30, 2018 and June 30, 2018:

	Total Fair
	Value	Level 1	Level 2	Level 3
	(in thousands)
At September 30, 2018

Securities available-for-sale:
U.S. government and government-sponsored securities	$4,253	$-	$4,253	$-
Corporate bonds	3,712	-	3,712	-
U.S. Government-sponsored and guaranteed mortgage-backed securities	23,630	-	23,630	-
Non-agency mortgage-backed securities	2,943	-	2,943	-
Other securities	10,000	-		10,000
Total	$44,538	$-	$34,538	$10,000

At June 30, 2018

Securities available-for-sale:
U.S. government and government-sponsored securities	$4,328	$-	$4,328	$-
Corporate bonds	3,730	-	3,730	-
U.S. Government-sponsored and guaranteed mortgage-backed securities	25,251	-	25,251	-
Non-agency mortgage-backed securities	3,237	-	3,237	-
Other securities	10,000	-	-	10,000
Total	$46,546	$-	$36,546	$10,000

There were no changes in level 3 assets measured at fair value for the three months ended September 30, 2018 and 2017.

The following summarizes assets measured at fair value on a non-recurring basis and the adjustments to the carrying value at and for the three months ended September 30, 2018 and 2017:

					Total Losses
					for the three
	Total Fair				months ended
	Value	Level 1	Level 2	Level 3	September 30, 2018
	(in thousands)
At September 30, 2018

Other real estate owned	547	-	-	547	91
	$547	$-	$-	$547	$91

					Total Losses
					for the three
	Total Fair				months ended
	Value	Level 1	Level 2	Level 3	September 30, 2017
	(in thousands)
At June 30, 2018

Impaired loans	$160	$-	$-	$160	$29
Other real estate owned	110	-	-	110	9
	$270	$-	$-	$270	$38

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

There were no liabilities measured at fair value on a recurring or non-recurring basis at September 30, 2018 or June 30, 2018.

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

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, as of September 30, 2018 and June 30, 2018:

	September 30, 2018
	Carrying	Fair Value Hierarchy			Total Fair
	Amount	Level 1	Level 2	Level 3	Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$16,730	$16,730	$-	$-	$16,730
Securities available-for-sale	44,538	-	34,538	10,000	44,538
Securities held-to-maturity	76,914	-	75,683	-	75,683
Federal Home Loan Bank stock	4,206	-	-	4,206	4,206
Loans, net	347,997	-	-	333,790	333,790
Accrued interest receivable	1,389	-	-	1,389	1,389

Financial liabilities:
Deposits	367,141	-	-	367,960	367,960
Mortgagors' escrow accounts	1,498	-	-	1,498	1,498
Federal Home Loan Bank advances	62,186	-	61,191	-	61,191
Securities sold under agreements to repurchase	1,526	-	1,526	-	1,526
Accrued interest payable	215	-	-	215	215

	June 30, 2018
	Carrying	Fair Value Hierarchy			Total Fair
	Amount	Level 1	Level 2	Level 3	Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$10,102	$10,102	$-	$-	$10,102
Securities available-for-sale	46,546	-	36,546	10,000	46,546
Securities held-to-maturity	82,816	-	81,828	-	81,828
Federal Home Loan Bank stock	4,206	-	-	4,206	4,206
Loans, net	352,270	-	-	346,511	346,511
Accrued interest receivable	1,361	-	-	1,361	1,361

Financial liabilities:
Deposits	371,585	-	-	372,563	372,563
Mortgagors' escrow accounts	3,123	-	-	3,123	3,123
Federal Home Loan Bank advances	63,199	-	62,428	-	62,428
Securities sold under agreements to repurchase	664	-	664	-	664
Accrued interest payable	158	-	-	158	158

NOTE 13 – Subsequent Events

On October 3, 2018, the Board of Directors of PB Bancorp, Inc. declared a special cash dividend of $0.06 per share for stockholders of record as of October 17, 2018, which is payable on October 31, 2018.

On October 17, 2018, the Board of Directors of PB Bancorp, Inc. declared a quarterly cash dividend of $0.07 per share for stockholders of record as of October 31, 2018, which is payable on November 14, 2018.

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

The contractual amounts of outstanding commitments were as follows:

	September 30,	June 30,
	2018	2018
	(in thousands)
Commitments to extend credit:
Loan commitments	$17,743	$3,594
Unadvanced construction loans	9,846	8,822
Unadvanced lines of credit	19,771	18,881
Standby letters of credit	395	395
Outstanding commitments	$47,755	$31,692

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses changes in the financial condition at September 30, 2018 and June 30, 2018 and results of operations for the three months ended September 30, 2018 and 2017, and should be read in conjunction with the Company’s Consolidated Financial Statements (unaudited) and the notes thereto, appearing in Part I, Item 1 of this quarterly report. These financial statements should be read in conjunction with the 2018 Consolidated Financial Statements and notes thereto included in PB Bancorp, Inc.’s Annual Report on Form 10-K filed with the SEC on September 21, 2018.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. PB Bancorp intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of PB Bancorp, are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. PB Bancorp’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of PB Bancorp and its subsidiary include, but are not limited to, changes in: interest rates, general economic conditions, legislation and regulations, real estate values, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan and investment portfolios, demand for loan products, cyber-attacks, computer viruses and other technological risks that may breach the security of our websites or other systems to obtain unauthorized access to confidential information, destroy data or disable our systems;

deposit flows, competition, demand for financial services in PB Bancorp’s market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning PB Bancorp and its business, including additional factors that could materially affect PB Bancorp financial results, is included in PB Bancorp’s filings with the Securities and Exchange Commission, including the risk factors included in PB Bancorp’s Annual Report on Form 10-K filed with the SEC on September 21, 2018.

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

Our net income increased $807,000, or 138.2%, to $1.4 million, or $0.19 per basic and diluted share for the three months ended September 30, 2018, compared to net income of $584,000, or $0.08 per basic and diluted share for the three months ended September 30, 2017. This was due primarily to a decrease of $775,000 in the provision for loan losses. The Company recorded a credit for loan losses of $600,000 for the three months ended September 30, 2018 compared to a $175,000 provision for loan losses for the three months ended September 30, 2017. Net interest income increased $251,000, or 7.4% to $3.6 million for the three months ended September 30, 2018 from $3.4 million for the three months ended September 30, 2017, while non-interest income increased $129,000, or 23.9% to $669,000, for the three months ended September 30, 2018 from $540,000 million for the three months ended September 30, 2017.  Non-interest expense increased $264,000, or 9.0% to $3.2 million for the three months ended September 30, 2018 from $2.9 million for the three months ended September 30, 2017. Income tax expense increased $84,000, or 39.8% to $295,000 for the three months ended September 30, 2018 from $211,000 for the three months ended September 30, 2017.

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

Comparison of Financial Condition at September 30, 2018 and June 30, 2018

Assets

Total assets were $519.8 million at September 30, 2018, a decrease of $5.6 million, or 1.1%, from $525.4 million at June 30, 2018. Cash and cash equivalents increased $6.6 million, or 65.6%, to $16.7 million at September 30, 2018 compared to $10.1 million at June 30, 2018. The buildup in cash and cash equivalents was due to liquidity needed for upcoming loan fundings. Investments in held-to-maturity securities decreased $5.9 million, or 7.1%, to $76.9 million at September 30, 2018 compared to $82.8 million at June 30, 2018 and investments in available-for-sale securities decreased $2.0 million, or 4.3%, to $44.5 million at September 30, 2018 compared to $46.5 million at June 30, 2018. The Company continues to use cash flows from investments to assist in funding higher yielding loan growth. Net loans outstanding decreased $4.3 million, or 1.2%, to $348.0 million at September 30, 2018 from $352.3 million at June 30, 2018. The decrease in loans was primarily due to a $5.2 million, or 2.2%, decrease in residential real estate loans to $231.7 million at September 30, 2018 from $236.9 million at June 30, 2018.

Allowance for Loan Losses

The table below indicates the relationship between the allowance for loan losses, total loans outstanding and non-performing loans at September 30, 2018 and June 30, 2018. For additional information, see “Comparison of Operating Results for the three months ended September 30, 2018 and 2017 – Provision for Loan Losses.”

	September 30,	June 30,
	2018	2018
	(Dollars in thousands)
Allowance for loan losses	$2,906	$2,943
Total loans	349,520	353,790
Non-performing loans	4,001	4,424
Allowance/total loans	0.83%	0.83%
Allowance/non-performing loans	72.6%	66.5%

Liabilities

Total liabilities decreased $6.6 million, or 1.5%, to $434.5 million at September 30, 2018 from $441.1 million at June 30, 2018. Total deposits decreased $4.4 million, or 1.2%, to $367.1 million at September 30, 2018 from $371.6 million at June 30, 2018. We experienced a decrease in non-interest-bearing deposits of $1.7 million, or 2.4% to $69.7 million at September 30, 2018 compared to $71.4 million at June 30, 2018. Interest-bearing deposits decreased $2.8 million, or 0.9% to $297.4 million at September 30, 2018 compared to $300.2 million at June 30, 2018. Total Federal Home Loan Bank borrowings decreased $1.0 million, or 1.6%, to $62.2 million at September 30, 2018 from $63.2 million at June 30, 2018. Mortgagors’ escrow accounts decreased $1.6 million, or 52.0% to $1.5 million at September 30, 2018 compared to $3.1 million at June 30, 2018. Securities sold under agreements to repurchase increased $862,000, or 129.8% to $1.5 million at September 30, 2018 compared to $664,000 at June 30, 2018.

Stockholders’ Equity

Total stockholders’ equity increased $986,000, or 1.2%, to $85.3 million at September 30, 2018 from $84.3 million at June 30, 2018. We had $1.4 million of net income during the three months ended September 30, 2018. Dividends paid during the three months ended September 30, 2018 were $458,000.

Comparison of Operating Results for the Three Months Ended September 30, 2018 and 2017

Interest and Dividend Income. Interest and dividend income increased $309,000, or 7.4% to $4.5 million for the three months ended September 30, 2018 compared to $4.2 million for the three months ended September 30, 2017. The average balance of interest-earning assets decreased $3.8 million, or 0.8% to $493.8 million for the three months ended September 30, 2018 from $497.6 million for the three months ended September 30, 2017. The average yield on interest-earning assets increased to 3.60% for the three months ended September 30, 2018 from 3.33% for the three months ended September 30, 2017.

Interest income on loans increased $398,000, or 12.5% to $3.6 million for the three months ended September 30, 2018 compared to $3.2 million for the three months ended September 30, 2017. This was due to an increase in average loans outstanding and an increase in yield. The average balance of loans increased $30.1 million, or 9.3% to $353.5 million for the three months ended September 30, 2018 from $323.4 million for the three months ended September 30, 2017. The yield on average loans increased 11 basis points to 4.01% for the three months ended September 30, 2018 from 3.90% for the three months ended September 30, 2017.

Interest and dividend income on investments decreased $124,000, or 12.5% to $866,000 for the three months ended September 30, 2018 compared to $990,000 for the three months ended September 30, 2017. This was due to a decrease in the average balance of investments of $40.3 million, or 23.7% to $129.9 million for the three months ended September 30, 2018 from $170.2 million for the three months ended September 30, 2017. This was partially offset by an increase in yield of 33 basis points to 2.64% for the three months ended September 30, 2018 from 2.31% for the three months ended September 30, 2017.

Interest Expense. Interest expense increased $58,000, or 7.2% to $861,000 for the three months ended September 30, 2018 compared to $803,000 for the three months ended September 30, 2017. Total average interest-bearing liabilities decreased $3.1 million, or 0.9% to $365.7 million for the three months ended September 30, 2018 compared to $368.9 million for the three months ended September 30, 2017. The cost of average interest-bearing liabilities increased to 0.93% for the three months ended September 30, 2018 compared to 0.86% for the three months ended September 30, 2017.

Interest expense on deposits increased by $110,000, or 24.6%, to $557,000 for the three months ended September 30, 2018 from $447,000 for the three months ended September 30, 2017. Interest expense on time deposits increased $105,000, or 30.6%, to $448,000 for the three months ended September 30, 2018 from $343,000 for the three months ended September 30, 2017. The cost of interest-bearing deposits increased to 0.74% for the three months ended September 30, 2018 from 0.61% for the three months ended September 30, 2017.

Interest expense on borrowings decreased by $52,000, or 14.6%, to $304,000 for the three months ended September 30, 2018 from $356,000 for the three months ended September 30, 2017. The rate paid on borrowings increased one basis point to 1.85% for the three months ended September 30, 2018 from 1.84% for the three months ended September 30, 2017. Average borrowings decreased $11.5 million, or 15.0%, to $65.3 million for the three months ended September 30, 2018 from $76.8 million for the three months ended September 30, 2017. Average Federal Home Loan Bank advances decreased $11.5 million, or 15.6%, to $62.4 million for the three months ended September 30, 2018 from $74.0 million for the three months ended September 30, 2017. The average rate on Federal Home Loan Bank advances increased three basis points to 1.93% for the three months ended September 30, 2018 from 1.90% for the three months ended September 30, 2017. Average other borrowed money increased $46,000, or 1.6%, to $2.9 million for the three months ended September 30, 2018 from $2.8 million for the three months ended September 30, 2017.

Net Interest Income. Net interest income increased $251,000, or 7.4%, to $3.6 million for the three months ended September 30, 2018 from $3.4 million for the three months ended September 30, 2017. Our interest rate spread increased to 2.67% for the three months ended September 30, 2018 from 2.47% for the three months ended September 30, 2017 and our net interest-earning assets decreased $651,000, or 0.5%. Our net interest margin increased to 2.91% for the three months ended September 30, 2018 from 2.69% for the three months ended September 30, 2017.

Provision for Loan Losses. There was a credit provision for loan losses of $600,000 for the three months ended September 30, 2018 compared to a provision for loan loss of $175,000 for the three months ended September 30, 2017. This was due primarily to $563,000 in net recoveries for the three months ended September 30, 2018.

Non-interest Income. Non-interest income increased $129,000, or 23.9%, to $669,000 for the three months ended September 30, 2018 compared to $540,000 for the three months ended September 30, 2017. This was primarily due to an increase in net gains on sale of other real estate owned of $134,000.

Non-interest Expense. Non-interest expense increased $264,000, or 9.0% to $3.2 million for the three months ended September 30, 2018 from $2.9 million for the three months ended September 30, 2017. Salaries and benefits expense increased $115,000, or 6.3% to $1.9 million for the three months ended September 30, 2018 from $1.8 million for the three months ended September 30, 2017. This was primarily due to increases in salary expense of $30,000 and $50,000 in incentive compensation. Occupancy and equipment expense increased $14,000, or 4.7% to $311,000 for the three months ended September 30, 2018 from $297,000 for the three months ended September 30, 2017. All other non-interest expense, consisting primarily of data processing expense, Federal Deposit Insurance Corporation deposit insurance, professional fees and marketing expense increased by $135,000, or 16.2%, to $967,000 for the three months ended September 30, 2018 from $832,000 for the three months ended September 30, 2017. This was primarily due to increases in service bureau expense of $64,000 and other real estate owned write-downs of $85,000.

Income Tax Expense. Income tax expense increased by $84,000, or 39.8% to $295,000 for the three months ended September 30, 2018 from $211,000 for the three months ended September 30, 2017. This was due to an increase in income before income tax of $891,000, or 112.1%, offset by a decrease in the effective tax rate.

Our effective tax rate was 17.5% for the three months ended September 30, 2018 compared to 26.5% for the three months ended September 30, 2017. Tax expense is based on a year-to-date basis at a forecasted effective rate. The effective tax rates differed from the statutory tax rate due to the dividends-received deduction applicable to certain securities in our investment portfolio, tax-exempt municipal income and non-taxable bank-owned life insurance income and the reduced corporate tax rate included in the Tax Cuts and Jobs Act enacted on December 22, 2017.

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

	For the Three Months Ended September 30,
	2018			2017
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Income/Expense	Cost	Balance	Income/Expense	Cost
	(Dollars in thousands)
Interest-earning assets:
Investment securities	$129,917	$866	2.64%	$170,244	$990	2.31%
Loans	353,476	3,575	4.01%	323,381	3,177	3.90%
Other earning assets	10,425	43	1.64%	3,984	8	0.80%
Total interest-earning assets	493,818	4,484	3.60%	497,609	4,175	3.33%
Non-interest-earning assets	28,631			29,387
Total assets	$522,449			$526,996

Interest-bearing liabilities:
NOW accounts	$79,122	74	0.37%	$80,888	76	0.37%
Savings accounts	84,504	17	0.08%	82,372	17	0.08%
Money market accounts	22,561	18	0.32%	21,460	11	0.20%
Time deposits	114,215	448	1.56%	107,323	343	1.27%
Total interest-bearing deposits	300,402	557	0.74%	292,043	447	0.61%
FHLB advances	62,440	303	1.93%	73,985	355	1.90%
Other borrowed money	2,893	1	0.14%	2,847	1	0.14%
Total other borowed money	65,333	304	1.85%	76,832	356	1.84%
Total interest-bearing liabilities	365,735	861	0.93%	368,875	803	0.86%
Non-interest-bearing demand deposits	69,785			71,338
Other non-interest-bearing liabilities	2,198			2,106
Capital accounts	84,731			84,677
Total liabilities and capital accounts	$522,449			$526,996

Net interest income		$3,623			$3,372
Interest rate spread			2.67%			2.47%
Net interest-earning assets	$128,083			$128,734
Net interest margin			2.91%			2.69%
Average earning assets to average interest-bearing liabilities			135.02%			134.90%

The following table sets forth the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of the table, changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionately based on the changes due to rate and the changes due to volume.

	For the Three Months Ended September 30 2018 Compared to the Three Months Ended September 30, 2017
	Increase (Decrease) Due to change in
	Rate	Volume	Net
	(In thousands)
INTEREST INCOME

Investment securities	$656	$(780)	$(124)
Loans	95	303	398
Other interest-earning assets	14	21	35
TOTAL INTEREST INCOME	765	(456)	309

INTEREST EXPENSE

NOW accounts	(1)	(1)	(2)
Savings accounts	(2)	2	-
Money market accounts	6	1	7
Time deposits	82	23	105
FHLB advances	32	(84)	(52)
Other borrowed money	-	-	-
TOTAL INTEREST EXPENSE	117	(59)	58
CHANGE IN NET INTEREST INCOME	$648	$(397)	$251

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

Net interest income at-risk measures the risk of a decline in earnings due to potential short-term and long- term changes in interest rates. The table below represents an analysis of our IRR as measured by the estimated changes in NII, resulting from an instantaneous and sustained parallel shift in the yield curve (+100 and +200 basis points) at September 30, 2018 and June 30, 2018.

Net Interest Income At-Risk
	Estimated Increase (Decrease)	Estimated Increase (Decrease)
Change in Interest Rates	in NII	in NII
(Basis Points)	September 30, 2018	June 30, 2018

+200	1.70%	0.20%
+100	2.20%	1.40%
-100	(4.90)%	(4.50)%
-200	(11.50)%	(10.40)%

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

The tables below set forth, at September 30, 2018, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve based on information produced by an external consultant. This data is for Putnam Bank only and does not include any yield curve changes in the assets of PB Bancorp, Inc.

				NPV as a Percentage of Present
				Value of Assets (3)
		Estimated Increase (Decrease) in
Change in		NPV			Increase
Interest Rates	Estimated				(Decrease)
(basis points) (1)	NPV (2)	Amount	Percent	NPV Ratio (4)	(basis points)

+300	$67,371	$(17,697)	-20.80%	14.70%	(230)
+200	$73,824	$(11,244)	-13.22%	15.60%	(140)
+100	$80,403	$(4,665)	-5.48%	16.50%	(50)
0	$85,068	$-	0.00%	17.00%	0
-100	$86,940	$1,872	2.20%	17.00%	0
-200	$87,607	$2,539	2.98%	16.80%	(20)

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV ratio represents NPV divided by the present value of assets.

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

Liquidity

The term liquidity refers to the ability of the Company and the Bank to meet current and future short-term financial obligations. The Company and the Bank further define liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses. Liquidity management is both a daily and long-term function of business management. The Bank’s primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, and Federal Home Loan Bank of Boston borrowings. The Bank can borrow funds from the Federal Home Loan Bank of Boston based on eligible collateral of loans and securities. The Bank had Federal Home Loan Bank of Boston borrowings as of September 30, 2018 of $62.2 million, with unused borrowing capacity of $56.9 million. The Bank has an internal limit of wholesale borrowings to total assets ratio of 30.0%. As of September 30, 2018, the ratio of wholesale borrowings to total assets was 14.1%.

The Bank’s primary investing activities are the origination of loans and the purchase of investment securities. During the three months ended September 30, 2018, the Bank’s principal collections net of loan originations were $4.1 million compared to loan originations net of principal collections of $7.3 million for the three months ended September 30, 2017. There were no security purchases during the three months ended September 30, 2018 and 2017. There were no loan purchases for the three months ended September 30, 2018 compared to $14.9 million in loan purchases for the three months ended September 30, 2017.

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

Certificates of deposit totaled $113.7 million at September 30, 2018. The Bank relies on competitive rates, customer service and long-standing relationships with customers to retain deposits. Based on the Bank’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict with certainty future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

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

As of September 30, 2018, the most recent notification from the Federal Reserve Bank of Boston, categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes would change our category. The following table shows the Bank’s required minimum capital ratios in order to be considered well-capitalized and the actual capital ratios as of September 30, 2018 and June 30, 2018.

	Required	Actual	Actual
	Ratio	Amount	Ratio
		(in thousands)
September 30, 2018

Tier 1 Leverage	5.00%	$64,829	12.72%
Common Equity Tier 1 Capital	6.50	64,829	18.88
Tier 1 Risk-based Capital	8.00	64,829	18.88
Total Capital	10.00	67,793	19.74

June 30, 2018

Tier 1 Leverage	5.00%	$62,797	12.16%
Common Equity Tier 1 Capital	6.50	62,797	18.19
Tier 1 Risk-based Capital	8.00	62,797	18.19
Total Capital	10.00	65,779	19.05

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

For the three months ended September 30, 2018, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

a) Not applicable

b) Not applicable

c) The following table shows the Company’s repurchase of its common stock for the three months ended September 30, 2018.

			Total Number of
			Shares Purchased	Maximum Number of
	Total Number	Average Price	as Part of Publicly	Shares that May Yet Be
	of Shares	Paid per Share	Announced Plans	Purchased Under Plans
Period	Purchased	Share	or Programs (1)	or Programs (1)
July 1, 2018 through July 31, 2018	1,000	$10.65	18,029	174,983
August 1, 2018 through August 31, 2018	0	-	0	0
September 1, 2018 through September 30, 2018	0	-	0	0
	1,000	$10.65	18,029	174,983

On April 4, 2018, the Company adopted a second stock-repurchase program. Under the repurchase program, the Company may repurchase up to 193,012 shares of its common stock, or approximately 2.5% of the current outstanding shares. Repurchases will be made no sooner than the termination of the Company’s regular quarterly trading blackout after the Company publically releases its results of operations for the fiscal quarter ended September 30, 2018, and consistent with the Company’s trading policies.

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
101

The following materials from PB Bancorp’s Quarterly Report on Form 10-Q for the three months ended September 30, 2018, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PB BANCORP, INC.
(Registrant)

Date: November 13, 2018	/s/ Thomas A. Borner
Thomas A. Borner
President and Chief Executive Officer

Date: November 13, 2018	/s/ Robert J. Halloran, Jr.
Robert J. Halloran, Jr.
Executive Vice President, Chief Financial Officer and Treasurer

