Form 10-Q
period 2018-12-31
PB Bancorp, Inc.
filed 2019-02-12
CIK 1652106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

____________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

☒ YES ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of February 1, 2019, there were 7,448,491 shares of the registrant’s common stock outstanding.

PB Bancorp, Inc.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

PB Bancorp, Inc.

Consolidated Balance Sheets

(Unaudited)

	December 31,	June 30,
	2018	2018
	(in thousands except share data)
ASSETS
Cash and due from depository institutions	$4,296	$4,465
Interest-bearing demand deposits with other banks	1,036	5,637
Total cash and cash equivalents	5,332	10,102
Securities available-for-sale, at fair value	41,274	46,546
Securities held-to-maturity (fair value of $71,188 as of December 31, 2018 and $81,828 as of June 30, 2018)	71,925	82,816
Federal Home Loan Bank stock, at cost	4,206	4,206
Loans	371,482	355,213
Less: Allowance for loan losses	(2,864)	(2,943)
Net loans	368,618	352,270
Premises and equipment, net	3,114	3,253
Accrued interest receivable	1,538	1,361
Other real estate owned	1,297	1,381
Goodwill	6,912	6,912
Bank-owned life insurance	13,091	12,912
Net deferred tax asset	481	1,691
Other assets	2,599	1,938

Total assets	$520,387	$525,388

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Non-interest-bearing	$72,115	$71,428
Interest-bearing	293,820	300,157
Total deposits	365,935	371,585
Mortgagors' escrow accounts	3,062	3,123
Federal Home Loan Bank advances	62,172	63,199
Securities sold under agreements to repurchase	3,310	664
Other liabilities	2,622	2,528
Total liabilities	437,101	441,099

Stockholders' Equity
Preferred stock, 50,000,000 shares authorized, $0.01 par value, no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.01 par value, 7,448,491 and 7,624,474 shares issued and outstanding at December 31, 2018 and June 30, 2018, respectively.	74	76
Additional paid-in capital	58,513	60,329
Retained earnings	29,854	28,822
Accumulated other comprehensive loss	(963)	(522)
Unearned ESOP shares	(3,219)	(3,293)
Unearned stock awards	(973)	(1,123)
Total stockholders' equity	83,286	84,289

Total liabilities and stockholders' equity	$520,387	$525,388

See accompanying notes to consolidated financial statements.

PB Bancorp, Inc.

Consolidated Statements of Net Income

(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2018	2017	2018	2017
	(in thousands, except per share data)
Interest and dividend income:
Interest and fees on loans	$3,731	$3,307	$7,306	$6,484
Interest and dividends on investments	816	945	1,681	1,935
Other	70	53	114	61
Total interest and dividend income	4,617	4,305	9,101	8,480

Interest expense:
Deposits and escrow	577	460	1,134	906
Borrowed funds	304	344	608	701
Total interest expense	881	804	1,742	1,607
Net interest and dividend income	3,736	3,501	7,359	6,873
(Credit) provision for loan losses	-	-	(600)	175
Net interest and dividend income after (credit) provision for loan losses	3,736	3,501	7,959	6,698

Non-interest income:
Total other-than-temporary impairment losses on debt securities	(135)	-	(135)	(2)
Portion of losses recognized in other comprehensive income	131	-	131	1
Net impairment losses recognized in earnings	(4)	-	(4)	(1)
Fees for services	488	478	958	961
Mortgage banking activities	7	-	12	4
Net commissions from brokerage services	21	35	45	80
Income from bank-owned life insurance	90	90	179	179
Gain (loss) on sales of other real estate owned, net	86	66	107	(47)
Legal settlement	15	155	15	155
Other income	32	34	92	66
Total non-interest income	735	858	1,404	1,397

Non-interest expense:
Compensation and benefits	1,946	1,842	3,874	3,654
Occupancy and equipment	290	298	600	595
Data processing	293	273	590	506
LAN/WAN network	22	30	46	65
Advertising and marketing	46	57	80	99
FDIC deposit insurance	35	39	74	79
Other real estate owned	21	61	85	122
Write-down of other real estate owned	-	8	91	14
Other	520	483	938	898
Total non-interest expense	3,173	3,091	6,378	6,032
Income before income tax expense	1,298	1,268	2,985	2,063
Income tax expense	208	477	504	688
NET INCOME	$1,090	$791	$2,481	$1,375

Earnings per common share:
Basic	$0.15	$0.11	$0.34	$0.19
Diluted	$0.15	$0.11	$0.34	$0.19

See accompanying notes to consolidated financial statements.

PB Bancorp, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three months ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
	(in thousands)
Net income	$1,090	$791	$2,481	$1,375
Other comprehensive loss:
Net unrealized holding losses on available-for-sale securities	(292)	(285)	(428)	(185)
Reclassification adjustment for losses realized in income on available-for-sale securities (1)	4	-	4	1
Non-credit portion of other-than-temporary losses on available-for-sale securities	(131)	-	(131)	(1)
Other comprehensive loss before tax	(419)	(285)	(555)	(185)
Income tax benefit related to other comprehensive loss	85	98	114	64
Other comprehensive loss net of tax	(334)	(187)	(441)	(121)
Total comprehensive income	$756	$604	$2,040	$1,254

(1) Reported in net impairment losses recognized in earnings included in non-interest income on the consolidated statements of net income. There were no income tax benefits associated with the reclassification adjustments.

See accompanying notes to consolidated financial statements.

PB Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity for the Six Months Ended December 31, 2018 and 2017

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned ESOP Shares	Unearned Stock Awards	Total Stockholders' Equity
	(dollars in thousands, except per share data)

Balances at June 30, 2017	$78	$62,243	$27,195	$(117)	$(3,439)	$(1,423)	$84,537
Comprehensive income	-	-	1,375	(121)	-	-	1,254
Cash dividends declared and paid ($0.09 per share)	-	-	(701)	-	-	-	(701)
ESOP shares committed to be released (9,009 shares)	-	21	-	-	73	-	94
Common stock repurchased (55,000 shares)	-	(572)	-	-	-	-	(572)
Share-based compensation expense	-	74	-	-	-	150	224
Balances at December 31, 2017	$78	$61,766	$27,869	$(238)	$(3,366)	$(1,273)	$84,836

Balances at June 30, 2018	$76	$60,329	$28,822	$(522)	$(3,293)	$(1,123)	$84,289

Comprehensive income	-	-	2,481	(441)	-	-	2,040
Cash dividends declared and paid ($0.19 per share)	-	-	(1,449)	-	-	-	(1,449)
ESOP shares committed to be released (9,009 shares)	-	30	-	-	74	-	104
Common stock repurchased (175,983 shares)	(2)	(1,925)	-	-	-	-	(1,927)
Share-based compensation expense	-	79	-	-	-	150	229
Balances at December 31, 2018	$74	$58,513	$29,854	$(963)	$(3,219)	$(973)	$83,286

See accompanying notes to consolidated financial statements.

PB Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months
	ended December 31,
	2018	2017
	(in thousands)
Cash flows from operating activities
Net income	$2,481	$1,375
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities premiums, net	234	282
Impairment losses on securities	4	1
Amortization of deferred loan costs, net	135	116
(Credit) provision for loan losses	(600)	175
(Gain) loss on sale of other real estate owned, net	(107)	47
Write-down of other real estate owned	91	14
Loss on sale of premises and equipment	1	1
Depreciation and amortization - premises and equipment	166	163
Amortization - software	4	5
Increase in accrued interest receivable and other assets	(842)	(20)
Income from bank-owned life insurance	(179)	(179)
Increase in other liabilities	94	142
Share-based compensation expense	229	224
Deferred tax expense	1,324	262
ESOP expense	104	94
Net cash provided by operating activities	3,139	2,702

Cash flows from investing activities
Proceeds from calls, pay downs and maturities of available-for-sale securities	4,609	5,673
Proceeds from calls, pay downs and maturities of held-to-maturity securities	10,761	16,346
Purchase of Federal Home Loan Bank stock	-	(133)
Net loan principal originations	(16,787)	(10,313)
Loan purchases	-	(19,699)
Recoveries of loans previously charged off	582	32
Proceeds from sale of other real estate owned	422	587
Capital expenditures - premises and equipment	(28)	(59)
Net cash used in investing activities	(441)	(7,566)

Cash flows from financing activities
Net decrease in deposit accounts	(5,650)	(3,443)
Net decrease in mortgagors' escrow accounts	(61)	(63)
Proceeds from issuance of long-term Federal Home Loan Bank advances	-	19,730
Repayment of long-term Federal Home Loan Bank advances	(1,027)	(13,004)
Change in short term Federal Home Loan Bank advances, net	-	6,000
Net increase in securities sold under agreements to repurchase	2,646	1,294
Cash dividends paid on common stock	(1,449)	(701)
Common stock repurchased	(1,927)	(572)
Net cash (used in) provided by financing activities	(7,468)	9,241

Net (decrease) increase in cash and cash equivalents	(4,770)	4,377
Cash and cash equivalents at beginning of year	10,102	10,173
Cash and cash equivalents at end of period	$5,332	$14,550
Supplemental disclosures
Cash paid during the period for:
Interest	$1,700	$1,594
Income taxes	1	370
Loans transferred to other real estate owned	322	144

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

NOTE 2 – Basis of Presentation

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-Q, and accordingly do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary, consisting of only normal recurring accruals and the elimination of all significant intercompany accounts, to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. The interim results of operations are not necessarily indicative of the operating results to be expected for future periods, including the fiscal year ending June 30, 2019. These financial statements should be read in conjunction with the 2018 consolidated financial statements and notes thereto included in PB Bancorp, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (‘’SEC’’) on September 21, 2018.

NOTE 3 – Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which supersedes the requirements in Topic 840, Leases. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. The amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in this Update is permitted for all entities. It is expected that assets and liabilities will increase based on the present value of remaining lease payments for leases in place at the adoption date; however, based on the current level of long-term leases in place, this is not expected to be material to the Company’s results of operations or financial position.

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

General component

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, residential construction, commercial and consumer/other. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; concentrations; changes in lending policies and procedures; experience/ability/depth of lending management and staff; loan rating migration; the effect of other external factors; changes in the value of underlying collateral; changes in the loan review system and national and local economic trends and conditions. The Company calculates historical losses using a five-year rolling average, which is considered indicative of the risk in the Company’s current loan portfolio. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses through December 31, 2018.

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

Residential Construction – Loans in this segment include speculative real estate development loans for which payment is derived from sale of the property. Credit risk is affected by the accuracy of estimated costs to complete the project, cost overruns, time to sell at an adequate price, and market conditions.

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

The following information was used in the computation of EPS on both a basic and diluted basis for the three and six months ended December 31, 2018 and 2017:

	Three months ended December 31,		Six months ended December 31,
	2018	2017	2018	2017
Net income	$1,090,000	$791,000	$2,481,000	$1,375,000

Weighted average common shares applicable to basic EPS	7,198,456	7,354,602	7,208,317	7,364,606
Effect of dilutive potential common shares	-	-	4,306	-
Weighted average common shares applicable to diluted EPS	7,198,456	7,354,602	7,212,623	7,364,606
Earnings per share:
Basic	$0.15	$0.11	$0.34	$0.19
Diluted	$0.15	$0.11	$0.34	$0.19

For the three months ended December 31, 2018, options to purchase 387,330 shares were outstanding but not included in the computation of earnings per share because they were anti-dilutive. For the six months ended December 31, 2018, there were no anti-dilutive options not being included in the computation of diluted earnings per share.

NOTE 6 – Investment Securities

The carrying value, estimated fair values, and gross unrealized gains and losses of investment securities by maturity and type are as follows:

	Amortized	Gross Unrealized		Fair
	Cost Basis	Gains	(Losses)	Value
	(in thousands)
December 31, 2018:
Available-for-sale:
Debt securities:
U.S. government and government-sponsored securities:
After ten years	$2,849	$-	$(84)	$2,765
Corporate bonds:
Due from five through ten years	3,999	-	(474)	3,525

U.S. Government-sponsored and guaranteed mortgage-backed securities:
From one through five years	5,942	-	(87)	5,855
From five through ten years	1,273	-	(32)	1,241
After ten years	15,711	111	(343)	15,479
	22,926	111	(462)	22,575

Non-agency mortgage-backed securities:
Due after ten years	2,726	419	(373)	2,772
Total debt securities	32,500	530	(1,393)	31,637

Other securities:
Auction rate preferred:
Due from five through ten years	8,000	-	(358)	7,642
After ten years	2,000	-	(5)	1,995
	10,000	-	(363)	9,637
Total available-for-sale securities	$42,500	$530	$(1,756)	$41,274

Held-to-maturity:
U.S. government and government-sponsored securities:
Due in one year or less	$2,997	$-	$(14)	$2,983
From one through five years	2,986	21	(14)	2,993
After ten years	4,576	-	(201)	4,375
	10,559	21	(229)	10,351
State agency and municipal obligations
From one through five years	443	-	(11)	432

U.S. Government-sponsored and guaranteed mortgage-backed securities:
Due from one through five years	624	4	(5)	623
From five through ten years	10,790	8	(249)	10,549
After ten years	49,509	430	(706)	49,233
	60,923	442	(960)	60,405
Total held-to-maturity securities	$71,925	$463	$(1,200)	$71,188

	Amortized	Gross Unrealized		Fair
	Cost Basis	Gains	(Losses)	Value
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

There were no sales of available-for-sale securities for the three and six months ended December 31, 2018 or 2017. Gains and losses on the sales of securities are recorded on the trade date and are determined using the specific identification method. There were other-than-temporary impairment charges on available-for-sale securities of $4,000 realized in income during the three and six months ended December 31, 2018. The write-downs included total other-than-temporary impairment losses on non-agency mortgage-backed securities of $135,000, net of $131,000 recognized in other comprehensive loss, before taxes. There were no other-than temporary impairment losses during the three months ended December 31, 2017 and $1,000 in other-than impairment losses during the six months ended December 31, 2017. The write-downs included total other-than-temporary impairment losses on non-agency mortgage-backed securities of $2,000, net of $1,000 recognized in other comprehensive loss, before taxes.

The following is a summary of the estimated fair value and related unrealized losses segregated by category and length of time that individual securities have been in a continuous unrealized loss position at:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
December 31, 2018:
Available-for-sale:
U.S. Government and government-sponsored securities	$-	$-	$2,765	$84	$2,765	$84
Corporate bonds	-	-	3,525	474	3,525	474
U.S. Government-sponsored and guaranteed mortgage-backed securities	2,441	13	16,334	449	18,775	462
Other securities	4,637	363	-	-	4,637	363
Total temporarily impaired available-for-sale	7,078	376	22,624	1,007	29,702	1,383
Held-to-maturity:
U.S. Government and government-sponsored securities	995	5	8,351	224	9,346	229
State and political subdivisions	-	-	432	11	432	11
U.S. Government-sponsored and guaranteed mortgage-backed securities	3,155	40	40,191	920	43,346	960
Total temporarily impaired held-to-maturity	4,150	45	48,974	1,155	53,124	1,200
Other-than-temporarily impaired debt securities (1):
Non-agency mortgage-backed securities	280	6	979	367	1,259	373
Total temporarily-impaired and other- than-temporarily impaired securities	$11,508	$427	$72,577	$2,529	$84,085	$2,956

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
June 30, 2018:
Available-for-sale:
U.S. Government and government-sponsored securities	$-	$-	$4,328	$91	$4,328	$91
Corporate bonds	-	-	3,730	269	3,730	269
U.S. Government-sponsored and guaranteed mortgage-backed securities	7,331	123	14,914	503	22,245	626
Total temporarily impaired available-for-sale	7,331	123	22,972	863	30,303	986
Held-to-maturity:
U.S. Government and government-sponsored securities	5,956	42	4,606	189	10,562	231
State and political subdivisions	432	14	-	-	432	14
U.S. Government-sponsored and guaranteed mortgage-backed securities	34,387	708	16,880	597	51,267	1,305
Total temporarily impaired held-to-maturity	40,775	764	21,486	786	62,261	1,550
Other-than-temporarily impaired debt securities (1):
Non-agency mortgage-backed securities	-	-	1,134	303	1,134	303
Total temporarily-impaired and other- than-temporarily impaired securities	$48,106	$887	$45,592	$1,952	$93,698	$2,839

(1)	Includes other-than-temporary impaired available-for-sale debt securities in which a portion of the other-than-temporary impairment loss remains in accumulated other comprehensive loss.

Management evaluates securities for OTTI at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

At December 31, 2018, there were 91 individual investment securities with aggregate depreciation of 3.4% from the Company’s amortized cost basis. Management has the intent and ability to hold these securities until cost recovery occurs and considers these declines to be temporary.

The unrealized losses on the Company’s investment in U.S. Government-sponsored agency bonds and U.S. government-guaranteed and government-sponsored residential mortgage-backed securities were primarily caused by interest rate fluctuations. These investments are guaranteed or sponsored by the U.S. government or an agency thereof. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the investment. Because the decline in market value is attributable to changes in interest rates and not to credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2018.

The Company’s unrealized losses on investments in corporate bonds and other securities relate to investments in companies within the financial services sector. As of December 31, 2018, the Company had three investments in corporate single-issuer trust preferred securities (TRUPs) with a total book value of $4.0 million and total fair value of $3.5 million, all of which were classified as available-for-sale. The single-issuer trust preferred investments are evaluated for other-than-temporary impairment by performing a present value of cash flows calculation each quarter. None of the issuers have deferred interest payments or announced the intention to defer interest payments. The Company believes the decline in fair value is related to the spread over three-month LIBOR, on which the quarterly interest payments are based, as the spread over LIBOR being received is significantly lower than current market spreads. Management concluded the impairment of these investments was considered temporary and asserts that the Company does not have the intent to sell these investments and that it is more likely than not it will not have to sell the investments before recovery of their cost bases which may be at maturity.

At December 31, 2018, there was one state and political subdivision security that had an unrealized loss of 2.5% from the Company’s amortized cost basis. We believe the unrealized loss was primarily caused by interest rate fluctuations. This security is guaranteed by a school district located in Texas. Because the decline in market value is attributable to changes in interest rates and not to credit quality, and because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investments before recovery of its amortized cost basis, which may be at maturity, the Company does not consider this investment to be other-than-temporarily impaired at December 31, 2018.

For the three and six months ended December 31, 2018, there was $4,000 in other-than-temporary impairment losses recognized in earnings. The other-than-temporary impairment losses were on non-agency mortgage-backed securities. The Company estimates the portion of possible loss attributable to credit loss using a discounted cash flow model. Significant inputs include the estimated cash flows of the underlying loans based on key assumptions, such as default rate, loss severity and prepayment rate. Assumptions can vary widely from security to security, and are influenced by such factors as loan interest rate, geographical location of the borrower, borrower characteristics and collateral type. The present value of the expected cash flows is compared to the Company’s amortized cost basis to determine if there was a credit-related impairment loss. Based on the expected cash flows derived from the model, the Company expects to recover the remaining unrealized losses on these securities.

The following table represents a roll-forward of the amount of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in other comprehensive loss:

	Six months ended
	December 31,
	2018	2017
	(in thousands)
Balance at beginning of period	$15,983	$15,982
Additional credit losses on securities for which an other-than-temporary impairment charge was previously recorded	4	1

Balance at end of period	$15,987	$15,983

NOTE 7 – Loans

The following table sets forth the composition of our loan portfolio at December 31, 2018 and June 30, 2018:

	December 31,	June 30,
	2018	2018
	(in thousands)
Real Estate:
Residential (1)	$229,313	$236,880
Commercial	127,308	101,647
Residential construction	937	2,217
Commercial	11,815	12,215
Consumer and other	793	831

Total loans	370,166	353,790
Net deferred loan costs	1,316	1,423
Allowance for loan losses	(2,864)	(2,943)

Loans, net	$368,618	$352,270

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

The following table presents the Company’s loan classes by internally assigned grades at December 31, 2018 and June 30, 2018:

	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and other	Total
	(in thousands)
December 31, 2018
Grade:
Pass	$225,838	$125,279	$937	$10,804	$793	$363,651
Special Mention	-	512	-	-	-	512
Substandard	3,475	1,517	-	1,011	-	6,003
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$229,313	$127,308	$937	$11,815	$793	$370,166

June 30, 2018
Grade:
Pass	$232,919	$98,626	$2,217	$11,157	$830	$345,749
Special Mention	2	698	-	1,058	-	1,758
Substandard	3,959	2,323	-	-	1	6,283
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$236,880	$101,647	$2,217	$12,215	$831	$353,790

There were no material modifications deemed to be troubled debt restructures for the six months ended December 31, 2018 and 2017.

There were no material troubled debt restructurings that subsequently defaulted (defined as 30 or more days past due subsequent to restructuring) within one year of modification during the three and six months ended December 31, 2018 and 2017.

NOTE 8 – Non-performing Assets, Past Due and Impaired Loans

The table below sets forth the amounts and categories of non-performing assets at the dates indicated:

	At December 31,	At June 30,
	2018	2018
	(Dollars in thousands)
Non-accrual loans:
Real Estate:
Residential	$3,475	$3,959
Commercial	406	432
Consumer	-	1
Total non-accrual loans	3,881	4,392

Accruing loans past due 90 days or more	-	32

Total non-performing loans	3,881	4,424

Other real estate owned	1,297	1,381
Total non-performing assets	$5,178	$5,805

Total non-performing loans to total loans	1.05%	1.25%
Total non-performing assets to total assets	1.00%	1.10%

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

The following table sets forth information regarding past due loans at December 31, 2018 and June 30, 2018:

			90 days
	30–59 Days	60–89 Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due
	(in thousands)
At December 31, 2018

Real Estate:
Residential	$1,627	$146	$510	$2,283
Commercial	2,027	-	121	2,148
Consumer and other	2	-	-	2
Total	$3,656	$146	$631	$4,433

At June 30, 2018

Real Estate:
Residential	$50	$238	$1,119	$1,407
Commercial	-	-	$124	124
Consumer and other	4	-	-	4
Total	$54	$238	$1,243	$1,535

The following is a summary of information pertaining to impaired loans at December 31, 2018 and June 30, 2018, none of which had a valuation allowance:

	At December 31, 2018		At June 30, 2018
		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal
	Investment	Balance	Investment	Balance
	(in thousands)
Real Estate:
Residential	$2,062	$2,208	$2,732	$2,870
Commercial	406	469	1,230	1,914
Total impaired loans	$2,468	$2,677	$3,962	$4,784

The following is a summary of additional information pertaining to impaired loans:

	Three months ended			Three months ended
	December 31, 2018			December 31, 2017
	Average	Interest	Interest Income	Average	Interest	Interest Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
	(in thousands)
Real Estate:
Residential	$2,177	$22	$19	$2,093	$8	$3
Commercial	411	-	-	1,291	22	-
Total impaired loans	$2,588	$22	$19	$3,384	$30	$3

	Six months ended			Six months ended
	December 31, 2018			December 31, 2017
	Average	Interest	Interest Income	Average	Interest	Interest Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
	(in thousands)
Real Estate:
Residential	$2,362	$39	$33	$2,149	$16	$7
Commercial	684	7	-	1,303	45	-
Total impaired loans	$3,046	$46	$33	$3,452	$61	$7

NOTE 9 – Allowance for Loan Losses

An analysis of the allowance for loan losses for the three and six months ended December 31, 2018 and 2017 is as follows:

	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and Other	Unallocated	Total
	(in thousands)
Three months ended
December 31, 2018

Beginning balance	$1,488	$1,094	$7	$77	$131	$109	$2,906
Charge-offs	(42)	-	-	-	(12)	-	(54)
Recoveries	3	-	-	4	5	-	12
(Credit) provision	16	102	(2)	29	(92)	(53)	-
Ending Balance	$1,465	$1,196	$5	$110	$32	$56	$2,864

Three months ended
December 31, 2017

Beginning balance	$1,432	$1,232	$7	$80	$148	$61	$2,960
Charge-offs	-	-	-	-	(13)	-	(13)
Recoveries	9	-	-	3	6	-	18
(Credit) provision	(24)	(17)	2	(4)	(10)	53	-
Ending Balance	$1,417	$1,215	$9	$79	$131	$114	$2,965

Six months ended
December 31, 2018

Beginning balance	$1,385	$1,194	$14	$80	$135	$135	$2,943
Charge-offs	(42)	-	-	-	(19)	-	(61)
Recoveries	8	560	-	6	8	-	582
(Credit) provision	114	(558)	(9)	24	(92)	(79)	(600)
Ending Balance	$1,465	$1,196	$5	$110	$32	$56	$2,864

Six months ended
December 31, 2017

Beginning balance	$1,359	$1,164	$6	$76	$86	$89	$2,780
Charge-offs	-	-	-	-	(22)	-	(22)
Recoveries	17	-	-	6	9	-	32
(Credit) provision	41	51	3	(3)	58	25	175
Ending Balance	$1,417	$1,215	$9	$79	$131	$114	$2,965

Further information pertaining to the allowance for loan losses at December 31, 2018 and June 30, 2018 is as follows:

	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and Other	Unallocated	Total
	(in thousands)
At December 31, 2018

Amount of allowance for loan losses for impaired loans	$-	$-	$-	$-	$-	$-	$-

Amount of allowance for loan losses for
non-impaired loans	$1,465	$1,196	$5	$110	$32	$56	$2,864

Impaired loans	$2,062	$406	$-	$-	$-	$-	$2,468

Non-impaired loans	$227,251	$126,902	$937	$11,815	$793	$-	$367,698

At June 30, 2018

Amount of allowance for loan losses for impaired loans	$-	$-	$-	$-	$-	$-	$-

Amount of allowance for loan losses for
non-impaired loans	$1,385	$1,194	$14	$80	$135	$135	$2,943

Impaired loans	$2,732	$1,230	$-	$-	$-	$-	$3,962

Non-impaired loans	$234,148	$100,417	$2,217	$12,215	$831	$-	$349,828

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

There were no stock options or awards granted during the six months ended December 31, 2018 and 2017.

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

The Company has recorded share-based compensation expense related to outstanding stock option and restricted stock awards based upon the fair value at the date of grant over the vesting period of such awards on a straight-line basis. The fair value of each restricted stock allocation, based on the market price at the date of grant, is recorded to unearned stock awards. Compensation expense related to unearned restricted shares is amortized to compensation and benefits expense over the vesting period of the restricted stock awards, adjusted by actual forfeitures. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing method which includes several assumptions such as volatility, expected dividends, expected term and risk-free rate for each stock option award. The Company recorded share-based compensation expense in connection with the stock option and restricted stock awards for the three months ended December 31, 2018 of $111,000 and for the six months ended December 31, 2018 of $229,000. The Company recorded share-based compensation expense in connection with the stock option and restricted stock awards for the three months ended December 31, 2017 of $112,000 and for the six months ended December 31, 2017 of $224,000.

NOTE 11 – Accumulated Other Comprehensive Loss

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the consolidated balance sheets, such items are components of accumulated other comprehensive loss.

The components of accumulated other comprehensive loss and related tax effects are as follows:

	December 31,	June 30,
	2018	2018
	(in thousands)
Net unrealized loss on securities available-for-sale	$(1,226)	$(671)
Tax effect	263	149
Accumulated other comprehensive loss	$(963)	$(522)

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

The level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s assets carried at fair value for December 31, 2018 and June 30, 2018.

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

The fair value of impaired loans and other real estate owned is based on the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based upon appraisals of similar properties obtained from a third party and adjusted by management as needed.

The Company did not have any transfers of assets between levels of the fair value hierarchy during the six months ended December 31, 2018.

The following summarizes assets measured at fair value on a recurring basis at December 31, 2018 and June 30, 2018:

	Total Fair
	Value	Level 1	Level 2	Level 3
	(in thousands)
At December 31, 2018

Securities available-for-sale:
U.S. government and government-sponsored securities	$2,765	$-	$2,765	$-
Corporate bonds	3,525	-	3,525	-
U.S. Government-sponsored and guaranteed mortgage-backed securities	22,575	-	22,575	-
Non-agency mortgage-backed securities	2,772	-	2,772	-
Other securities	9,637	-	-	9,637
Total	$41,274	$-	$31,637	$9,637

At June 30, 2018

Securities available-for-sale:
U.S. government and government-sponsored securities	$4,328	$-	$4,328	$-
Corporate bonds	3,730	-	3,730	-
U.S. Government-sponsored and guaranteed mortgage-backed securities	25,251	-	25,251	-
Non-agency mortgage-backed securities	3,237	-	3,237	-
Other securities	10,000	-	-	10,000
Total	$46,546	$-	$36,546	$10,000

There were no changes in level 3 assets measured at fair value for the six months ended December 31, 2018 and 2017.

The following summarizes assets measured at fair value on a non-recurring basis and the adjustments to the carrying value at and for the three and six months ended December 31, 2018 and 2017:

					Total Losses	Total Losses
					for the three	for the six
	Total Fair				months ended	months ended
	Value	Level 1	Level 2	Level 3	December 31, 2018	December 31, 2018
At December 31, 2018

Impaired loans	$223	$-	$-	$223	$38	$38
Other real estate owned	494	-	-	494	-	63
	$717	$-	$-	$717	$38	$101

					Total Losses	Total Losses
					for the three	for the six
	Total Fair				months ended	months ended
	Value	Level 1	Level 2	Level 3	December 31, 2017	December 31, 2017
	(in thousands)
At June 30, 2018

Impaired loans	$160	$-	$-	$160	$-	$-
Other real estate owned	110	-	-	110	8	9
	$270	$-	$-	$270	$8	$9

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

There were no liabilities measured at fair value on a recurring or non-recurring basis at December 31, 2018 or June 30, 2018.

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

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, as of December 31, 2018 and June 30, 2018:

	December , 2018
	Carrying	Fair Value Hierarchy			Total Fair
	Amount	Level 1	Level 2	Level 3	Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$5,332	$5,332	$-	$-	$5,332
Securities available-for-sale	41,274	-	31,637	9,637	41,274
Securities held-to-maturity	71,925	-	71,188	-	71,188
Federal Home Loan Bank stock	4,206	-	-	4,206	4,206
Loans, net	368,618	-	-	353,355	353,355
Accrued interest receivable	1,538	-	-	1,538	1,538

Financial liabilities:
Deposits	365,935	-	-	366,566	366,566
Mortgagors' escrow accounts	3,062	-	-	3,062	3,062
Federal Home Loan Bank advances	62,172	-	61,699	-	61,699
Securities sold under agreements to repurchase	3,310	-	3,310	-	3,310
Accrued interest payable	200	-	-	200	200

	June 30, 2018
	Carrying	Fair Value Hierarchy			Total Fair
	Amount	Level 1	Level 2	Level 3	Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$10,102	$10,102	$-	$-	$10,102
Securities available-for-sale	46,546	-	36,546	10,000	46,546
Securities held-to-maturity	82,816	-	81,828	-	81,828
Federal Home Loan Bank stock	4,206	-	-	4,206	4,206
Loans, net	352,270	-	-	346,511	346,511
Accrued interest receivable	1,361	-	-	1,361	1,361

Financial liabilities:
Deposits	371,585	-	-	372,563	372,563
Mortgagors' escrow accounts	3,123	-	-	3,123	3,123
Federal Home Loan Bank advances	63,199	-	62,428	-	62,428
Securities sold under agreements to repurchase	664	-	664	-	664
Accrued interest payable	158	-	-	158	158

NOTE 13 – Subsequent Events

On January 2, 2019, the Board of Directors of PB Bancorp, Inc. declared a quarterly cash dividend of $0.07 per share for stockholders of record as of January 16, 2019, which is payable on January 30, 2019.

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

The contractual amounts of outstanding commitments were as follows:

	December 31,	June 30,
	2018	2018
	(in thousands)
Commitments to extend credit:
Loan commitments	$4,056	$3,594
Unadvanced construction loans	8,585	8,822
Unadvanced lines of credit	19,762	18,881
Standby letters of credit	395	395
Outstanding commitments	$32,798	$31,692

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses changes in the financial condition at December 31, 2018 and June 30, 2018 and results of operations for the three and six months ended December 31, 2018 and 2017, and should be read in conjunction with the Company’s Consolidated Financial Statements (unaudited) and the notes thereto, appearing in Part I, Item 1 of this quarterly report. These financial statements should be read in conjunction with the 2018 Consolidated Financial Statements and notes thereto included in PB Bancorp, Inc.’s Annual Report on Form 10-K filed with the SEC on September 21, 2018.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. PB Bancorp intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of PB Bancorp, are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. PB Bancorp’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of PB Bancorp and its subsidiary include, but are not limited to, changes in: interest rates, general economic conditions, legislation and regulations, real estate values, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan and investment portfolios, demand for loan products, cyber-attacks, computer viruses and other technological risks that may breach the security of our websites or other systems to obtain unauthorized access to confidential information, destroy data or disable our systems; deposit flows, competition, demand for financial services in PB Bancorp’s market area, the effect of any federal government shutdown and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning PB Bancorp and its business, including additional factors that could materially affect PB Bancorp financial results, is included in PB Bancorp’s filings with the Securities and Exchange Commission, including the risk factors included in PB Bancorp’s Annual Report on Form 10-K filed with the SEC on September 21, 2018.

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

Our net income increased $299,000, or 37.8%, to $1.1 million, or $0.15 per basic and diluted share for the three months ended December 31, 2018, compared to net income of $791,000, or $0.11 per basic and diluted share for the three months ended December 31, 2017. This was due primarily to an increase in net interest income of $235,000, or 6.7% to $3.7 million for the three months ended December 31, 2018 from $3.5 million for the three months ended December 31, 2017, while non-interest income decreased $123,000, or 14.3% to $735,000, for the three months ended December 31, 2018 from $858,000 for the three months ended December 31, 2017.  Non-interest expense increased $82,000, or 2.7% to $3.2 million for the three months ended December 31, 2018 from $3.1 million for the three months ended December 31, 2017. Income tax expense decreased $269,000, or 56.4% to $208,000 for the three months ended December 31, 2018 from $477,000 for the three months ended December 31, 2017. This was a result of the Tax Cuts and Jobs Act being signed into law on December 22, 2017. The effective tax rate was 16.0% for the three months ended December 31, 2018 compared to 37.6% for the three months ended December 31, 2017. The Company revalued its net deferred tax asset as of December 22, 2017 resulting in a reduction in the value of the net deferred tax asset of $211,000, which was recorded as additional tax expense in the Company’s consolidated statements of net income for the three and six months ended December 31, 2017 and a reduction in the federal tax rate.

Our net income increased $1.1 million, or 80.4%, to $2.5 million, or $0.34 per basic and diluted share for the six months ended December 31, 2018, compared to net income of $1.4 million, or $0.19 per basic and diluted share for the six months ended December 31, 2017. This was due primarily to a decrease of $775,000 in the provision for loan losses. The Company recorded a credit for loan losses of $600,000 for the six months ended December 31, 2018 compared to a $175,000 provision for loan losses for the six months ended December 31, 2017. Net interest income increased $486,000, or 7.1% to $7.4 million for the six months ended December 31, 2018 from $6.9 million for the six months ended December 31, 2017, while non-interest income remained unchanged at $1.4 million for the six months ended December 31, 2018 and December 31, 2017. Non-interest expense increased $346,000, or 5.7% to $6.4 million for the six months ended December 31, 2018 from $6.0 million for the six months ended December 31, 2017. Income tax expense decreased $184,000, or 26.7% to $504,000 for the six months ended December 31, 2018 from $688,000 for the six months ended December 31, 2017. The effective tax rate was 16.9% for the six months ended December 31, 2018 compared to 33.3% for the three months ended December 31, 2017.

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

Comparison of Financial Condition at December 31, 2018 and June 30, 2018

Assets

Total assets were $520.4 million at December 31, 2018, a decrease of $5.0 million, or 1.0%, from $525.4 million at June 30, 2018. Cash and cash equivalents decreased $4.8 million, or 47.2%, to $5.3 million at December 31, 2018 compared to $10.1 million at June 30, 2018. Investments in held-to-maturity securities decreased $10.9 million, or 13.2%, to $71.9 million at December 31, 2018 compared to $82.8 million at June 30, 2018 and investments in available-for-sale securities decreased $5.3 million, or 11.3%, to $41.3 million at December 31, 2018 compared to $46.5 million at June 30, 2018. The Company continues to use excess cash, as well as cash flows from investments to assist in funding higher yielding loan growth. Net loans outstanding increased $16.3 million, or 4.6%, to $368.6 million at December 31, 2018 from $352.3 million at June 30, 2018. The increase in loans was primarily due to a $25.7 million, or 25.2%, increase in commercial real estate loans to $127.3 million at December 31, 2018 from $101.6 million at June 30, 2018. This was partially offset by a decrease in residential loans of $7.6 million, or 3.2% to $229.3 million at December 31, 2018 from $236.9 million at June 30, 2018.

Allowance for Loan Losses

The table below indicates the relationship between the allowance for loan losses, total loans outstanding and non-performing loans at December 31, 2018 and June 30, 2018. For additional information, see “Comparison of Operating Results for the three and six months ended December 31, 2018 and 2017 – Provision for Loan Losses.”

	December 31,	June 30,
	2018	2018
	(Dollars in thousands)
Allowance for loan losses	$2,864	$2,943
Total loans	370,166	353,790
Non-performing loans	3,881	4,424
Allowance/total loans	0.77%	0.83%
Allowance/non-performing loans	73.8%	66.5%

Liabilities

Total liabilities decreased $4.0 million, or 0.9%, to $437.1 million at December 31, 2018 from $441.1 million at June 30, 2018. Total deposits decreased $5.7 million, or 1.5%, to $365.9 million at December 31, 2018 from $371.6 million at June 30, 2018. We experienced an increase in non-interest-bearing deposits of $687,000, or 1.0% to $72.1 million at December 31, 2018 compared to $71.4 million at June 30, 2018. Interest-bearing deposits decreased $6.3 million, or 2.1% to $293.8 million at December 31, 2018 compared to $300.2 million at June 30, 2018. Total Federal Home Loan Bank borrowings decreased $1.0 million, or 1.6%, to $62.2 million at December 31, 2018 from $63.2 million at June 30, 2018. Securities sold under agreements to repurchase increased $2.6 million, or 398.5% to $3.3 million at December 31, 2018 compared to $664,000 at June 30, 2018.

Stockholders’ Equity

Total stockholders’ equity decreased $1.0 million, or 1.2%, to $83.3 million at December 31, 2018 from $84.3 million at June 30, 2018. The decrease was primarily due to repurchasing 175,983 shares at an average cost of $10.95 per share, or $1.9 million. This completed the Company’s second buyback plan. Dividends paid during the six months ended December 31, 2018 were $1.4 million. This was partially offset by net income of $2.5 million during the six months ended December 31, 2018.

Comparison of Operating Results for the Three and Six Months Ended December 31, 2018 and 2017

Interest and Dividend Income. Interest and dividend income increased $312,000, or 7.2% to $4.6 million for the three months ended December 31, 2018 compared to $4.3 million for the three months ended December 31, 2017. The average balance of interest-earning assets decreased $10.8 million, or 2.1% to $490.7 million for the three months ended December 31, 2018 from $501.5 million for the three months ended December 31, 2017. The average yield on interest-earning assets increased to 3.73% for the three months ended December 31, 2018 from 3.41% for the three months ended December 31, 2017 as a result of increases in market interest rates.

Interest income on loans increased $424,000, or 12.8% to $3.7 million for the three months ended December 31, 2018 compared to $3.3 million for the three months ended December 31, 2017. This was due to an increase in average loans outstanding and an increase in yield. The average balance of loans increased $23.6 million, or 7.0% to $360.6 million for the three months ended December 31, 2018 from $337.0 million for the three months ended December 31, 2017. The yield on average loans increased 21 basis points to 4.10% for the three months ended December 31, 2018 from 3.89% for the three months ended December 31, 2017 as a result of increases in market interest rates.

Interest and dividend income on investments decreased $129,000, or 13.7% to $816,000 for the three months ended December 31, 2018 compared to $945,000 for the three months ended December 31, 2017. This was due to a decrease in the average balance of investments of $35.6 million, or 22.6% to $122.1 million for the three months ended December 31, 2018 from $157.7 million for the three months ended December 31, 2017. This was partially offset by an increase in yield of 27 basis points to 2.65% for the three months ended December 31, 2018 from 2.38% for the three months ended December 31, 2017 as a result of increases in market interest rates.

Interest and dividend income increased $621,000, or 7.3% to $9.1 million for the six months ended December 31, 2018 compared to $8.5 million for the six months ended December 31, 2017. The average balance of interest-earning assets decreased $7.3 million, or 1.5% to $492.3 million for the six months ended December 31, 2018 from $499.6 million for the six months ended December 31, 2017. The average yield on interest-earning assets increased to 3.67% for the six months ended December 31, 2018 from 3.37% for the six months ended December 31, 2017 as a result of increases in market interest rates.

Interest income on loans increased $822,000, or 12.7% to $7.3 million for the six months ended December 31, 2018 compared to $6.5 million for the six months ended December 31, 2017. This was due to an increase in average loans outstanding and an increase in yield. The average balance of loans increased $26.8 million, or 8.1% to $357.0 million for the six months ended December 31, 2018 from $330.2 million for the six months ended December 31, 2017. The yield on average loans increased 16 basis points to 4.06% for the six months ended December 31, 2018 from 3.90% for the six months ended December 31, 2017 as a result of increases in market interest rates.

Interest and dividend income on investments decreased $254,000, or 13.1% to $1.7 million for the six months ended December 31, 2018 compared to $1.9 million for the six months ended December 31, 2017. This was due to a decrease in the average balance of investments of $38.0 million, or 23.2% to $126.0 million for the six months ended December 31, 2018 from $164.0 million for the six months ended December 31, 2017. This was partially offset by an increase in yield of 31 basis points to 2.65% for the six months ended December 31, 2018 from 2.34% for the six months ended December 31, 2017 as a result of increases in market interest rates.

Interest Expense. Interest expense increased $77,000, or 9.6% to $881,000 for the three months ended December 31, 2018 compared to $804,000 for the three months ended December 31, 2017. Total average interest-bearing liabilities decreased $12.2 million, or 3.3% to $361.2 million for the three months ended December 31, 2018 compared to $373.4 million for the three months ended December 31, 2017. The cost of average interest-bearing liabilities increased to 0.97% for the three months ended December 31, 2018 compared to 0.85% for the three months ended December 31, 2017.

Interest expense on deposits increased by $117,000, or 25.4%, to $577,000 for the three months ended December 31, 2018 from $460,000 for the three months ended December 31, 2017. Interest expense on time deposits increased $108,000, or 30.3%, to $465,000 for the three months ended December 31, 2018 from $357,000 for the three months ended December 31, 2017. The cost of interest-bearing deposits increased to 0.77% for the three months ended December 31, 2018 from 0.62% for the three months ended December 31, 2017 as we increased the rates we pay on deposits to remain competitive in our market areas.

Interest expense on borrowings decreased by $40,000, or 11.6%, to $304,000 for the three months ended December 31, 2018 from $344,000 for the three months ended December 31, 2017. The rate paid on borrowings increased 17 basis points to 1.88% for the three months ended December 31, 2018 from 1.71% for the three months ended December 31, 2017. Average borrowings decreased $15.7 million, or 19.7%, to $64.1 million for the three months ended December 31, 2018 from $79.8 million for the three months ended December 31, 2017. Average Federal Home Loan Bank advances decreased $15.0 million, or 19.5%, to $62.3 million for the three months ended December 31, 2018 from $77.3 million for the three months ended December 31, 2017. We have been able to fund loan growth, in part, with an increase in deposits. The average rate on Federal Home Loan Bank advances increased 17 basis points to 1.93% for the three months ended December 31, 2018 from 1.76% for the three months ended December 31, 2017. Average other borrowed money decreased $654,000, or 26.1%, to $1.8 million for the three months ended December 31, 2018 from $2.5 million for the three months ended December 31, 2017.

Interest expense increased $135,000, or 8.4% to $1.7 million for the six months ended December 31, 2018 compared to $1.6 million for the six months ended December 31, 2017. Total average interest-bearing liabilities decreased $7.6 million, or 2.1% to $363.5 million for the six months ended December 31, 2018 compared to $371.1 million for the six months ended December 31, 2017. The cost of average interest-bearing liabilities increased to 0.95% for the six months ended December 31, 2018 compared to 0.86% for the six months ended December 31, 2017.

Interest expense on deposits increased by $228,000, or 25.2%, to $1.1 million for the six months ended December 31, 2018 from $906,000 for the six months ended December 31, 2017. Interest expense on time deposits increased $213,000, or 30.5%, to $912,000 for the six months ended December 31, 2018 from $699,000 for the six months ended December 31, 2017. The cost of interest-bearing deposits increased to 0.75% for the six months ended December 31, 2018 from 0.61% for the six months ended December 31, 2017 as we increased the rates we pay on deposits to remain competitive in our market areas.

Interest expense on borrowings decreased by $93,000, or 13.3%, to $608,000 for the six months ended December 31, 2018 from $701,000 for the six months ended December 31, 2017. The rate paid on borrowings increased eight basis points to 1.86% for the six months ended December 31, 2018 from 1.78% for the six months ended December 31, 2017. Average borrowings decreased $13.6 million, or 17.4%, to $64.7 million for the six months ended December 31, 2018 from $78.3 million for the six months ended December 31, 2017. Average Federal Home Loan Bank advances decreased $13.3 million, or 17.6%, to $62.4 million for the six months ended December 31, 2018 from $75.7 million for the six months ended December 31, 2017. We have been able to fund loan growth, in part, with an increase in deposits. The average rate on Federal Home Loan Bank advances increased ten basis points to 1.93% for the six months ended December 31, 2018 from 1.83% for the six months ended December 31, 2017. Average other borrowed money decreased $304,000, or 11.4%, to $2.4 million for the six months ended December 31, 2018 from $2.7 million for the six months ended December 31, 2017.

Net Interest Income. Net interest income increased $235,000, or 6.7%, to $3.7 million for the three months ended December 31, 2018 from $3.5 million for the three months ended December 31, 2017. Our interest rate spread increased to 2.76% for the three months ended December 31, 2018 from 2.56% for the three months ended December 31, 2017 and our net interest-earning assets increased $1.4 million, or 1.1%. Our net interest margin increased to 3.02% for the three months ended December 31, 2018 from 2.77% for the three months ended December 31, 2017.

Net interest income increased $486,000, or 7.1%, to $7.4 million for the six months ended December 31, 2018 from $6.9 million for the six months ended December 31, 2017. Our interest rate spread increased to 2.72% for the six months ended December 31, 2018 from 2.51% for the six months ended December 31, 2017 and our net interest-earning assets increased $366,000, or 0.3%. Our net interest margin increased to 2.97% for the six months ended December 31, 2018 from 2.73% for the six months ended December 31, 2017.

Provision for Loan Losses. There was no provision for loan losses for the three months ended December 31, 2018 and December 31, 2017. This was primarily due to improvement in our net charge-off trends and was partially offset by the increase in loans outstanding.

There was a credit provision for loan losses of $600,000 for the six months ended December 31, 2018 compared to a provision for loan loss of $175,000 for the six months ended December 31, 2017. This was due primarily to $521,000 in net recoveries for the six months ended December 31, 2018.

Non-interest Income. Non-interest income decreased $123,000, or 14.3%, to $735,000 for the three months ended December 31, 2018 compared to $858,000 for the three months ended December 31, 2017. This was primarily due to a decrease in legal settlement income of $140,000 to $15,000 for the three months ended December 31, 2018 compared to $155,000 for the three months ended December 31, 2017.

Non-interest income was $1.4 million for the six months ended December 31, 2018 and 2017. This included an increase of $154,000 in net gains on other real estate owned sales and a decrease in legal settlement income of $140,000 during the six months ended December 31, 2018.

Non-interest Expense. Non-interest expense increased $82,000, or 2.7% to $3.2 million for the three months ended December 31, 2018 from $3.1 million for the three months ended December 31, 2017. Salaries and benefits expense increased $104,000, or 5.6% to $1.9 million for the three months ended December 31, 2018 from $1.8 million for the three months ended December 31, 2017. This was primarily due to an increase in salary expense of $67,000. Occupancy and equipment expense decreased $8,000, or 2.7% to $290,000 for the three months ended December 31, 2018 from $298,000 for the three months ended December 31, 2017. All other non-interest expense, consisting primarily of data processing expense, Federal Deposit Insurance Corporation deposit insurance, professional fees and marketing expense decreased by $14,000, or 1.5%, to $937,000 for the three months ended December 31, 2018 from $951,000 for the three months ended December 31, 2017.

Non-interest expense increased $346,000, or 5.7% to $6.4 million for the six months ended December 31, 2018 from $6.0 million for the six months ended December 31, 2017. Salaries and benefits expense increased $220,000, or 6.0% to $3.9 million for the six months ended December 31, 2018 from $3.7 million for the six months ended December 31, 2017. This was primarily due to increases in salary expense of $98,000 and $96,000 in incentive compensation. All other non-interest expense, consisting primarily of data processing expense, Federal Deposit Insurance Corporation deposit insurance, professional fees and marketing expense increased by $121,000, or 6.8%, to $1.9 million for the six months ended December 31, 2018 from $1.8 million for the six months ended December 31, 2017. This was primarily due to increases in service bureau expense of $84,000 and other real estate owned write-downs of $77,000. This was partially offset by a decrease of $37,000 in other real estate owned expense.

Tax Expense. Income tax expense decreased by $269,000, or 56.4% to $208,000 for the three months ended December 31, 2018 from $477,000 for the three months ended December 31, 2017. Tax expense for the three months ended December 31, 2017 included a charge of $211,000 to our deferred tax expense because of the reduced corporate tax rate included in the Tax Cuts and Jobs Act enacted on December 22, 2017. Our effective tax rate was 16.0% for the three months ended December 31, 2018 compared to 37.6% for the three months ended December 31, 2017. Tax expense is based on a year-to-date basis at a forecasted effective rate. The effective tax rates differed from the statutory tax rate due to the dividends-received deduction applicable to certain securities in our investment portfolio, tax-exempt municipal income and non-taxable bank-owned life insurance income and the reduced corporate tax rate included in the Tax Cuts and Jobs Act enacted on December 22, 2017. The Company revalued its net deferred tax asset as of December 22, 2017 resulting in a reduction in the value of the net deferred tax asset of $211,000, which was recorded as additional tax expense in the Company’s consolidated statements as of and for the three and six months ended December 31, 2017.

Income tax expense decreased by $184,000, or 26.7% to $504,000 for the six months ended December 31, 2018 from $688,000 for the six months ended December 31, 2017. Our effective tax rate was 16.9% for the six months ended December 31, 2018 compared to 33.3% for the six months ended December 31, 2017. Tax expense is based on a year-to-date basis at a forecasted effective rate. The effective tax rates differed from the statutory tax rate due to the dividends-received deduction applicable to certain securities in our investment portfolio, tax-exempt municipal income and non-taxable bank-owned life insurance income and the reduced corporate tax rate included in the Tax Cuts and Jobs Act enacted on December 22, 2017.

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

	For the Three Months Ended December 31,
	2018			2017
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Income/Expense	Cost	Balance	Income/Expense	Cost
	(Dollars in thousands)
Interest-earning assets:
Investment securities	$122,109	$816	2.65%	$157,703	$945	2.38%
Loans	360,607	3,731	4.10%	336,998	3,307	3.89%
Other earning assets	8,023	70	3.46%	6,812	53	3.09%
Total interest-earning assets	490,739	4,617	3.73%	501,513	4,305	3.41%
Non-interest-earning assets	30,650			30,767
Total assets	$521,389			$532,280

Interest-bearing liabilities:
NOW accounts	$75,142	72	0.38%	$81,008	75	0.37%
Savings accounts	85,916	17	0.08%	82,774	18	0.09%
Money market accounts	21,798	23	0.42%	20,570	10	0.19%
Time deposits	114,207	465	1.62%	109,158	357	1.30%
Total interest-bearing deposits	297,063	577	0.77%	293,510	460	0.62%
FHLB advances	62,278	303	1.93%	77,336	343	1.76%
Other borrowed money	1,854	1	0.21%	2,508	1	0.16%
Total other borowed money	64,132	304	1.88%	79,844	344	1.71%
Total interest-bearing liabilities	361,195	881	0.97%	373,354	804	0.85%
Non-interest-bearing demand deposits	70,789			70,012
Other non-interest-bearing liabilities	4,303			4,068
Capital accounts	85,102			84,846
Total liabilities and capital accounts	$521,389			$532,280

Net interest income		$3,736			$3,501
Interest rate spread			2.76%			2.56%
Net interest-earning assets	$129,544			$128,159
Net interest margin			3.02%			2.77%
Average earning assets to average interest-bearing liabilities			135.87%			134.33%

	For the Six Months Ended December 31,
	2018			2017
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Income/Expense	Cost	Balance	Income/Expense	Cost
	(Dollars in thousands)
Interest-earning assets:
Investment securities	$126,013	$1,681	2.65%	$163,974	$1,935	2.34%
Loans	357,041	7,306	4.06%	330,189	6,484	3.90%
Other earning assets	9,224	114	2.45%	5,398	61	2.24%
Total interest-earning assets	492,278	9,101	3.67%	499,561	8,480	3.37%
Non-interest-earning assets	28,544			28,998
Total assets	$520,822			$528,559

Interest-bearing liabilities:
NOW accounts	$77,132	146	0.38%	$80,948	152	0.37%
Savings accounts	85,210	35	0.08%	82,573	35	0.08%
Money market accounts	22,179	41	0.37%	21,015	20	0.19%
Time deposits	114,211	912	1.58%	108,240	699	1.28%
Total interest-bearing deposits	298,732	1,134	0.75%	292,776	906	0.61%
FHLB advances	62,359	607	1.93%	75,660	699	1.83%
Other borrowed money	2,374	1	0.08%	2,678	2	0.15%
Total other borrowed money	64,733	608	1.86%	78,338	701	1.78%
Total interest-bearing liabilities	363,465	1,742	0.95%	371,114	1,607	0.86%
Non-interest-bearing demand deposits	70,287			70,675
Other non-interest-bearing liabilities	2,154			2,009
Capital accounts	84,916			84,761
Total liabilities and capital accounts	$520,822			$528,559

Net interest income		$7,359			$6,873
Interest rate spread			2.72%			2.51%
Net interest-earning assets	$128,813			$128,447
Net interest margin			2.97%			2.73%
Average earning assets to average interest-bearing liabilities			135.44%			134.61%

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

	For the Three Months Ended December 31, 2018
	Compared to the Three Months Ended December 31, 2017
	Increase (Decrease) Due to change in
INTEREST INCOME	Rate	Volume	Net
	(In thousands)

Investment securities	$521	$(650)	$(129)
Loans	185	239	424
Other interest-earning assets	7	10	17
TOTAL INTEREST INCOME	713	(401)	312

INTEREST EXPENSE

NOW accounts	12	(15)	(3)
Savings accounts	(5)	4	(1)
Money market accounts	12	1	13
Time deposits	91	17	108
FHLB advances	160	(200)	(40)
Other borrowed money	1	(1)	-
TOTAL INTEREST EXPENSE	271	(194)	77
CHANGE IN NET INTEREST INCOME	$442	$(207)	$235

	For the Six Months Ended December 31, 2018
	Compared to the Six Months Ended December 31, 2017
	Increase (Decrease) Due to change in
INTEREST INCOME	Rate	Volume	Net
	(In thousands)

Investment securities	$553	$(807)	$(254)
Loans	279	543	822
Other interest-earning assets	6	47	53
TOTAL INTEREST INCOME	838	(217)	621

INTEREST EXPENSE

NOW accounts	2	(8)	(6)
Savings accounts	(2)	2	-
Money market accounts	20	1	21
Time deposits	172	41	213
FHLB advances	96	(188)	(92)
Other borrowed money	(1)	-	(1)
TOTAL INTEREST EXPENSE	287	(152)	135
CHANGE IN NET INTEREST INCOME	$551	$(65)	$486

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

Net interest income at-risk measures the risk of a decline in earnings due to potential short-term and long- term changes in interest rates. The table below represents an analysis of our IRR as measured by the estimated changes in NII, resulting from an instantaneous and sustained parallel shift in the yield curve (+100 and +200 basis points) at December 31, 2018 and June 30, 2018.

Net Interest Income At-Risk
	Estimated Increase (Decrease)	Estimated Increase (Decrease)
Change in Interest Rates	in NII	in NII
(Basis Points)	December 31, 2018	June 30, 2018

+200	(0.60)%	0.20%
+100	1.00%	1.40%
-100	(3.70)%	(4.50)%
- 200	(9.00)%	(10.40)%

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

The tables below set forth, at December 31, 2018, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve based on information produced by an external consultant. This data is for Putnam Bank only and does not include any yield curve changes in the assets of PB Bancorp, Inc.

				NPV as a Percentage of Present
				Value of Assets (3)
		Estimated Increase (Decrease) in
Change in		NPV			Increase
Interest Rates	Estimated				(Decrease)
(basis points) (1)	NPV (2)	Amount	Percent	NPV Ratio (4)	(basis points)

+300	$62,334	$(20,707)	-24.94%	13.60%	(290)
+200	$69,672	$(13,369)	-16.10%	14.70%	(180)
+100	$77,279	$(5,762)	-6.94%	15.80%	(70)
0	$83,041	$-	0.00%	16.50%	0
-100	$85,894	$2,853	3.44%	16.70%	20
-200	$87,148	$4,107	4.95%	16.50%	0

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV ratio represents NPV divided by the present value of assets.

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

Liquidity

The term liquidity refers to the ability of the Company and the Bank to meet current and future short-term financial obligations. The Company and the Bank further define liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses. Liquidity management is both a daily and long-term function of business management. The Bank’s primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, and Federal Home Loan Bank of Boston borrowings. The Bank can borrow funds from the Federal Home Loan Bank of Boston based on eligible collateral of loans and securities. The Bank had Federal Home Loan Bank of Boston borrowings as of December 31, 2018 of $62.2 million, with unused borrowing capacity of $51.2 million. The Bank has an internal limit of wholesale borrowings to total assets ratio of 30.0%. As of December 31, 2018, the ratio of wholesale borrowings to total assets was 14.0%.

The Bank’s primary investing activities are the origination of loans and the purchase of investment securities. During the six months ended December 31, 2018, the Bank’s loan originations net of principal collections were $16.8 million compared to loan originations net of principal collections of $10.3 million for the six months ended December 31, 2017. There were no security purchases during the six months ended December 31, 2018 and 2017. There were no loan purchases for the six months ended December 31, 2018 compared to $19.7 million in loan purchases for the six months ended December 31, 2017.

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

Certificates of deposit totaled $114.2 million at December 31, 2018. The Bank relies on competitive rates, customer service and long-standing relationships with customers to retain deposits. Based on the Bank’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict with certainty future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

Federal banking regulations require a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5%, a minimum ratio of Tier 1 capital to risk-weighted assets of 6% and a minimum leverage ratio of 4% for all banking organizations. Additionally, community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital, Tier 1 capital or Total capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonuses. The capital conservation buffer was fully phased in effective January 1, 2019. With the Bank’s capital levels remaining characterized as “well-capitalized” throughout the phase in periods.  Due to our asset size, the Company is not subject to capital requirements.

As of December 31, 2018, the most recent notification from the Federal Reserve Bank of Boston, categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes would change our category. The following table shows the Bank’s required minimum capital ratios in order to be considered well-capitalized and the actual capital ratios as of December 31, 2018 and June 30, 2018.

	Required	Actual	Actual
	Ratio	Amount	Ratio
		(in thousands)
December 31, 2018

Tier 1 Leverage	5.00%	$64,910	12.75%
Common Equity Tier 1 Capital	6.50	$64,910	18.01
Tier 1 Risk-based Capital	8.00	$64,910	18.01
Total Capital	10.00	67,813	18.81

June 30, 2018

Tier 1 Leverage	5.00%	$62,797	12.16%
Common Equity Tier 1 Capital	6.50	62,797	18.19
Tier 1 Risk-based Capital	8.00	62,797	18.19
Total Capital	10.00	65,779	19.05

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

For the six months ended December 31, 2018, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

a) Not applicable

b) Not applicable

c) The following table shows the Company’s repurchase of its common stock for the three months ended December 31, 2018.

			Total Number of
			Shares Purchased	Maximum Number of
	Total Number	Average Price	as Part of Publicly	Shares that May Yet Be
	of Shares	Paid per Share	Announced Plans	Purchased Under Plans
Period	Purchased	Share	or Programs (1)	or Programs (1)
October 1, 2018 through October 31, 2018	0	$-	0	174,983
November 1, 2018 through November 30, 2018	0	-	0	174,983
December 1, 2018 through December 31, 2018	174,983	10.95	174,983	0
	174,983	$10.95	174,983	0

On April 4, 2018, the Company adopted a second stock-repurchase program. Under the repurchase program, the Company may repurchase up to 193,012 shares of its common stock, or approximately 2.5% of the current outstanding shares On December 31, 2018, PB Bancorp, Inc. (the “Company”) completed its second stock repurchase program. Under the repurchase program, the Company repurchased 193,012 shares of its common stock at an average price of $10.91 per share.

Item 3.	Defaults Upon Senior Securities – Not applicable

Item 4.	Mine Safety Disclosures – Not Applicable

Item 5.	Other Information - Not Applicable

Item 6.	Exhibits

Exhibits

10.1	Change in Control Agreement by and between PB Bancorp, Inc., Putnam Bank and Thomas A. Borner.
10.2	Change in Control Agreement by and between PB Bancorp, Inc., Putnam Bank and Robert J. Halloran, Jr.
31.1	Chief Executive Officer Certification pursuant to 17 CFR 240.13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification pursuant to 17 CFR 240.13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.
101	The following materials from PB Bancorp’s Quarterly Report on Form 10-Q for the three and six months ended December 31, 2018, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PB BANCORP, INC.
(Registrant)

Date: February 12, 2019	/s/ Thomas A. Borner
Thomas A. Borner
President and Chief Executive Officer

Date: February 12, 2019	/s/ Robert J. Halloran, Jr.
Robert J. Halloran, Jr.
Executive Vice President, Chief Financial Officer and Treasurer

