Form 10-Q
period 2019-03-31
PB Bancorp, Inc.
filed 2019-05-14
CIK 1652106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

☐ YES ☒ NO

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	PBBI	The NASDAQ Stock Market, LLC

As of May 1, 2019, there were 7,447,204 shares of the registrant’s common stock outstanding.

PB Bancorp, Inc.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

PB Bancorp, Inc.

Consolidated Balance Sheets

(Unaudited)

	March 31,	June 30,
	2019	2018
	(in thousands except share data)
ASSETS
Cash and due from depository institutions	$2,104	$4,465
Interest-bearing demand deposits with other banks	13,476	5,637
Total cash and cash equivalents	15,580	10,102
Securities available-for-sale, at fair value	40,378	46,546
Securities held-to-maturity (fair value of $68,000 as of March 31, 2019 and $81,828 as of June 30, 2018)	68,245	82,816
Federal Home Loan Bank stock, at cost	3,633	4,206
Loans	371,260	355,213
Less: Allowance for loan losses	(2,962)	(2,943)
Net loans	368,298	352,270
Premises and equipment, net	3,041	3,253
Accrued interest receivable	1,475	1,361
Other real estate owned	1,309	1,381
Goodwill	6,912	6,912
Bank-owned life insurance	13,178	12,912
Net deferred tax asset	278	1,691
Other assets	2,050	1,938

Total assets	$524,377	$525,388

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Non-interest-bearing	$70,850	$71,428
Interest-bearing	302,347	300,157
Total deposits	373,197	371,585
Mortgagors' escrow accounts	1,583	3,123
Federal Home Loan Bank advances	62,158	63,199
Securities sold under agreements to repurchase	796	664
Other liabilities	2,339	2,528
Total liabilities	440,073	441,099

Stockholders' Equity
Preferred stock, 50,000,000 shares authorized, $0.01 par value, no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.01 par value, 7,447,204 and 7,624,474 shares issued and outstanding at
March 31, 2019 and June 30, 2018, respectively.	74	76
Additional paid-in capital	58,548	60,329
Retained earnings	30,284	28,822
Accumulated other comprehensive loss	(521)	(522)
Unearned ESOP shares	(3,183)	(3,293)
Unearned stock awards	(898)	(1,123)
Total stockholders' equity	84,304	84,289

Total liabilities and stockholders' equity	$524,377	$525,388

See accompanying notes to consolidated financial statements.

PB Bancorp, Inc.

Consolidated Statements of Net Income

(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2019	2018	2019	2018
	(in thousands, except per share data)
Interest and dividend income:
Interest and fees on loans	$3,846	$3,360	$11,152	$9,844
Interest and dividends on investments	824	926	2,505	2,861
Other	28	21	142	82
Total interest and dividend income	4,698	4,307	13,799	12,787

Interest expense:
Deposits and escrow	630	468	1,764	1,374
Borrowed funds	304	330	912	1,031
Total interest expense	934	798	2,676	2,405
Net interest and dividend income	3,764	3,509	11,123	10,382

Provision (credit) for loan losses	100	50	(500)	225
Net interest and dividend income after provision (credit)for loan losses	3,664	3,459	11,623	10,157

Non-interest income:
Total other-than-temporary impairment losses on debt securities	-	-	(135)	(2)
Portion of losses recognized in other comprehensive income	-	-	131	1
Net impairment losses recognized in earnings	-	-	(4)	(1)
Fees for services	430	467	1,388	1,428
Mortgage banking activities	4	9	16	12
Net commissions from brokerage services	24	47	69	127
Income from bank-owned life insurance	87	88	266	267
Gain on sales of securities	-	6	-	7
Gain on sales of other real estate owned, net	43	48	150	1
Legal settlement	-	-	15	155
Other income	41	70	133	136
Total non-interest income	629	735	2,033	2,132

Non-interest expense:
Compensation and benefits	1,974	1,871	5,848	5,526
Occupancy and equipment	296	293	897	888
Data processing	299	269	889	775
LAN/WAN network	21	30	67	96
Advertising and marketing	46	47	125	146
FDIC deposit insurance	35	41	109	120
Other real estate owned	65	35	149	157
Write-down of other real estate owned	-	-	91	14
Other	412	431	1,351	1,327
Total non-interest expense	3,148	3,017	9,526	9,049
Income before income tax expense	1,145	1,177	4,130	3,240

Income tax expense	194	212	698	900
NET INCOME	$951	$965	$3,432	$2,340

Earnings per common share:
Basic	$0.13	$0.13	$0.48	$0.32
Diluted	$0.13	$0.13	$0.48	$0.32

See accompanying notes to consolidated financial statements.

PB Bancorp, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three months ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
	(in thousands)
Net income	$951	$965	$3,432	$2,340
Other comprehensive income (loss):
Reclassification adjustment for gains realized in income (1)	-	(6)	-	(7)
Net unrealized holding gains (losses) on available-for-sale securities	562	(268)	134	(452)
Reclassification adjustment for losses realized in income on available-for-sale securities (2)	-	-	4	1
Non-credit portion of other-than-temporary losses on available-for-sale securities	-	-	(131)	(1)

Other comprehensive income (loss) before tax	562	(274)	7	(459)
Income tax (loss) benefit related to other comprehensive income (loss)	(120)	107	(6)	124
Other comprehensive income (loss) net of tax	442	(167)	1	(335)
Total comprehensive income	$1,393	$798	$3,433	$2,005

(1)	Reported in gain on sales of securities included in non-interest income on the consolidated statements of net income. There was a $2,000 income tax provision associated with the reclassification adjustment for the three and nine months ended March 31, 2018.
(2)	Reported in net impairment losses recognized in earnings, included in non-interest income on the consolidated statements of net income. There was a $1,000 income tax benefits associated with the reclassification adjustment for the nine months ended March 31, 2019. There was no income tax benefit associated with the reclassification adjustment for the nine months ended March 31, 2018.

See accompanying notes to consolidated financial statements.

PB Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended March 31, 2019 and 2018

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned ESOP Shares	Unearned Stock Awards	Total Stockholders' Equity
	(dollars in thousands, except per share data)

Balances at June 30, 2017	$78	$62,243	$27,195	$(117)	$(3,439)	$(1,423)	$84,537

Comprehensive income	-	-	584	66	-	-	650
Cash dividends declared and paid ($0.04 per share)	-	-	(313)	-	-	-	(313)
ESOP shares committed to be released (4,504 shares)	-	10	-	-	36	-	46
Common stock repurchased (50,000 shares)	-	(520)	-	-	-	-	(520)
Share-based compensation expense	-	37	-	-	-	75	112

Balances at September 30, 2017	$78	$61,770	$27,466	$(51)	$(3,403)	$(1,348)	$84,512

Comprehensive income	-	-	791	(187)	-	-	604
Cash dividends declared and paid ($0.05 per share)	-	-	(388)	-	-	-	(388)
ESOP shares committed to be released (4,505 shares)	-	11	-	-	37	-	48
Common stock repurchased (5,000 shares)	-	(52)	-	-	-	-	(52)
Share-based compensation expense	-	37	-	-	-	75	112

Balances at December 31, 2017	$78	$61,766	$27,869	$(238)	$(3,366)	$(1,273)	$84,836

Comprehensive income	-	-	965	(214)	-	-	751
Cash dividends declared and paid ($0.05 per share)	-	-	(389)	-	-	-	(389)
ESOP shares committed to be released (4,504 shares)	-	11	-	-	37	-	48
Common stock repurchased (127,620 shares)	(2)	(1,327)	-	-	-	-	(1,329)
Cancellation of shares for tax withholding (2,646 shares)	-	(28)	-	-	-	-	(28)
Share-based compensation expense	-	37	-	-	-	75	112
Reclassification related to Tax Cuts and Jobs Act (Note 4)	-	-	47	(47)	-	-	-

Balances at March 31, 2018	$76	$60,459	$28,492	$(499)	$(3,329)	$(1,198)	$84,001

See accompanying notes to consolidated financial statements.

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned ESOP Shares	Unearned Stock Awards	Total Stockholders' Equity
	(dollars in thousands, except per share data)

Balances at June 30, 2018	$76	$60,329	$28,822	$(522)	$(3,293)	$(1,123)	$84,289

Comprehensive income	-	-	1,391	(107)	-	-	1,284
Cash dividends declared and paid ($0.06 per share)	-	-	(458)	-	-	-	(458)
ESOP shares committed to be released (4,504 shares)	-	16	-	-	37	-	53
Common stock repurchased (1,000 shares)	-	(11)	-	-	-	-	(11)
Share-based compensation expense	-	43	-	-	-	75	118

Balances at September 30, 2018	$76	$60,377	$29,755	$(629)	$(3,256)	$(1,048)	$85,275

Comprehensive income	-	-	1,090	(334)	-	-	756
Cash dividends declared and paid ($0.13 per share)	-	-	(991)	-	-	-	(991)
ESOP shares committed to be released (4,505 shares)	-	14	-	-	37	-	51
Common stock repurchased (174,983 shares)	(2)	(1,914)	-	-	-	-	(1,916)
Share-based compensation expense	-	36	-	-	-	75	111

Balances at December 31, 2018	$74	$58,513	$29,854	$(963)	$(3,219)	$(973)	$83,286

Comprehensive income	-	-	951	442	-	-	1,393
Cash dividends declared and paid ($0.07 per share)	-	-	(521)	-	-	-	(521)
ESOP shares committed to be released (4,505 shares)	-	13	-	-	36	-	49
Cancellation of shares for tax withholding (1,287 shares)	-	(14)	-	-	-	-	(14)
Share-based compensation expense	-	36	-	-	-	75	111

Balances at March 31, 2019	$74	$58,548	$30,284	$(521)	$(3,183)	$(898)	$84,304

See accompanying notes to consolidated financial statements.

PB Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months
	ended March 31,
	2019	2018
	(in thousands)
Cash flows from operating activities
Net income	$3,432	$2,340
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities premiums, net	322	409
Gain on sale of securities	-	(7)
Impairment losses on securities	4	1
Amortization of deferred loan costs, net	184	178
(Credit) provision for loan losses	(500)	225
Gain on sale of other real estate owned, net	(150)	(1)
Write-down of other real estate owned	91	14
Loss on sale of premises and equipment	1	1
Depreciation and amortization - premises and equipment	249	245
Amortization - software	5	7
Increase in accrued interest receivable and other assets	(231)	(83)
Income from bank-owned life insurance	(266)	(267)
Decrease in other liabilities	(189)	(108)
Share-based compensation expense	340	336
Deferred tax expense	1,407	345
ESOP expense	153	142
Net cash provided by operating activities	4,852	3,777

Cash flows from investing activities
Proceeds from sales of available-for-sale securities	-	3,626
Proceeds from calls, pay downs and maturities of available-for-sale securities	6,025	5,604
Proceeds from calls, pay downs and maturities of held-to-maturity securities	14,395	22,021
Redemption (purchase) of Federal Home Loan Bank stock, net	573	(133)
Net loan principal originations	(16,747)	(18,777)
Loan purchases	-	(21,480)
Recoveries of loans previously charged off	592	50
Proceeds from sale of other real estate owned	574	779
Capital expenditures - premises and equipment	(38)	(95)
Net cash provided by (used in) investing activities	5,374	(8,405)

Cash flows from financing activities
Net increase in deposit accounts	1,612	5,198
Net decrease in mortgagors' escrow accounts	(1,540)	(1,096)
Proceeds from issuance of long-term Federal Home Loan Bank advances	-	25,730
Repayment of long-term Federal Home Loan Bank advances	(1,040)	(28,018)
Change in short term Federal Home Loan Bank advances, net	-	6,000
Net increase (decrease) in securities sold under agreements to repurchase	131	(827)
Cash dividends paid on common stock	(1,970)	(1,090)
Common stock repurchased	(1,927)	(1,901)
Cancellation of shares for tax withholding	(14)	(28)
Net cash (used in) provided by financing activities	(4,748)	3,968

Net increase (decrease) in cash and cash equivalents	5,478	(660)
Cash and cash equivalents at beginning of year	10,102	10,173
Cash and cash equivalents at end of period	$15,580	$9,513
Supplemental disclosures
Cash paid during the period for:
Interest	$2,628	$2,402
Income taxes (refunded) paid	(701)	370
Loans transferred to other real estate owned	443	359

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

General component

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, residential construction, commercial and consumer/other. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; concentrations; changes in lending policies and procedures; experience/ability/depth of lending management and staff; loan rating migration; the effect of other external factors; changes in the value of underlying collateral; changes in the loan review system and national and local economic trends and conditions. The Company calculates historical losses using a five-year rolling average, which is considered indicative of the risk in the Company’s current loan portfolio. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses through March 31, 2019.

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

OTTI is required to be recognized if (1) the Company intends to sell the security; (2) it is “more likely than not” that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. Prior to July 1, 2018, marketable equity securities were evaluated for OTTI based on the severity and duration of the impairment and, if deemed to be other than temporary, the declines in fair value were reflected in earnings as realized losses. For impaired debt securities that the Company intends to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI through earnings. For all other impaired debt securities, credit-related OTTI is recognized through earnings and non-credit related OTTI is recognized in other comprehensive income, net of applicable taxes.

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

The following information was used in the computation of EPS on both a basic and diluted basis for the three and nine months ended March 31, 2019:

	Three months ended March 31,		Nine months ended March 31,
	2019	2018	2019	2018
Net income	$951,000	$965,000	$3,432,000	$2,340,000

Weighted average common shares applicable to basic EPS	7,052,135	7,295,257	7,157,017	7,341,827
Effect of dilutive potential common shares	-	-	2,870	-
Weighted average common shares applicable to diluted EPS	7,052,135	7,295,257	7,159,887	7,341,827
Earnings per share:
Basic	$0.13	$0.13	$0.48	$0.32
Diluted	$0.13	$0.13	$0.48	$0.32

For the three months ended March 31, 2019, options to purchase 387,330 shares were outstanding but not included in the computation of earnings per share because they were anti-dilutive. For the nine months ended March 31, 2019, there were 258,220 anti-dilutive options not being included in the computation of diluted earnings per share. For the three and nine months ended March 31, 2018, options to purchase 392,330 shares were outstanding but not included in the computation of earnings per share because they were anti-dilutive.

NOTE 6 – Investment Securities

The carrying value, estimated fair values, and gross unrealized gains and losses of investment securities by maturity and type are as follows:

	Amortized	Gross Unrealized		Fair
	Cost Basis	Gains	(Losses)	Value
	(in thousands)
March 31, 2019:
Available-for-sale:
Debt securities:
U.S. government and government-sponsored securities:
After ten years	$2,640	$-	$(76)	$2,564
Corporate bonds:
Due from five through ten years	3,999	-	(312)	3,687
U.S. Government-sponsored and guaranteed mortgage-backed securities:
From one through five years	5,497	6	(64)	5,439
From five through ten years	1,214	-	(17)	1,197
After ten years	15,102	112	(215)	14,999
	21,813	118	(296)	21,635
Non-agency mortgage-backed securities:
Due after ten years	2,590	400	(381)	2,609
Other securities:
Auction rate preferred:
Due from five through ten years	8,000	-	(117)	7,883
After ten years	2,000	-	-	2,000
	10,000	-	(117)	9,883
Total available-for-sale securities	$41,042	$518	$(1,182)	$40,378
Held-to-maturity:
U.S. government and government-sponsored securities:
Due in one year or less	$4,999	$-	$(20)	$4,979
From one through five years	987	20	-	1,007
After ten years	4,378	-	(135)	4,243
	10,364	20	(155)	10,229
State agency and municipal obligations From one through five years	442	-	(8)	434
U.S. Government-sponsored and guaranteed mortgage-backed securities:
Due from one through five years	503	7	(1)	509
From five through ten years	10,238	16	(136)	10,118
After ten years	46,698	458	(446)	46,710
	57,439	481	(583)	57,337
Total held-to-maturity securities	$68,245	$501	$(746)	$68,000

	Amortized	Gross Unrealized		Fair
	Cost Basis	Gains	(Losses)	Value
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

There were no sales of available-for-sale securities for the three and nine months ended March 31, 2019. There were net gains on the sales of securities of $6,000 for the three months ended March 31, 2018 and $7,000 for the nine months ended March 31, 2018. Gains and losses on the sales of securities are recorded on the trade date and are determined using the specific identification method. There were no other-than-temporary impairment charges on available-for-sale securities realized in income during the three months ended March 31, 2019 or 2018. There were $4,000 in other-than temporary impairment losses during the nine months ended March 31, 2019 and $1,000 in other-than impairment losses during the nine months ended March 31, 2018. The write-downs for the nine months ended March 31, 2019 included total other-than-temporary impairment losses on non-agency mortgage-backed securities of $135,000, net of $131,000 recognized in other comprehensive loss, before taxes.

The following is a summary of the estimated fair value and related unrealized losses segregated by category and length of time that individual securities have been in a continuous unrealized loss position at:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
March 31, 2019:
Available-for-sale:
U.S. Government and government-sponsored securities	$-	$-	$2,564	$76	$2,564	$76
Corporate bonds	-	-	3,687	312	3,687	312
U.S. Government-sponsored and guaranteed mortgage-backed securities	-	-	16,215	296	16,215	296
Other securities	2,883	117	-	-	2,883	117
Total temporarily impaired available-for-sale	2,883	117	22,466	684	25,349	801
Held-to-maturity:
U.S. Government and government-sponsored securities	-	-	9,222	155	9,222	155
State and political subdivisions	-	-	434	8	434	8
U.S. Government-sponsored and guaranteed mortgage-backed securities	58	-	37,518	583	37,576	583
Total temporarily impaired held-to-maturity	58	-	47,174	746	47,232	746
Other-than-temporarily impaired debt securities (1):
Non-agency mortgage-backed securities	268	13	947	368	1,215	381
Total temporarily-impaired and other-than-temporarily impaired securities	$3,209	$130	$70,587	$1,798	$73,796	$1,928

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
June 30, 2018:
Available-for-sale:
U.S. Government and government-sponsored securities	$-	$-	$4,328	$91	$4,328	$91
Corporate bonds	-	-	3,730	269	3,730	269
U.S. Government-sponsored and guaranteed mortgage-backed securities	7,331	123	14,914	503	22,245	626
Total temporarily impaired available-for-sale	7,331	123	22,972	863	30,303	986
Held-to-maturity:
U.S. Government and government-sponsored securities	5,956	42	4,606	189	10,562	231
State and political subdivisions	432	14	-	-	432	14
U.S. Government-sponsored and guaranteed mortgage-backed securities	34,387	708	16,880	597	51,267	1,305
Total temporarily impaired held-to-maturity	40,775	764	21,486	786	62,261	1,550
Other-than-temporarily impaired debt securities (1):
Non-agency mortgage-backed securities	-	-	1,134	303	1,134	303
Total temporarily-impaired and other-than-temporarily impaired securities	$48,106	$887	$45,592	$1,952	$93,698	$2,839

(1)	Includes other-than-temporary impaired available-for-sale debt securities in which a portion of the other-than-temporary impairment loss remains in accumulated other comprehensive loss.

Management evaluates securities for OTTI at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

At March 31, 2019, there were 80 individual investment securities with aggregate depreciation of 2.6% from the Company’s amortized cost basis. Management has the intent and ability to hold these securities until cost recovery occurs and considers these declines to be temporary.

The unrealized losses on the Company’s investment in U.S. Government-sponsored agency bonds and U.S. government-guaranteed and government-sponsored residential mortgage-backed securities were primarily caused by interest rate fluctuations. These investments are guaranteed or sponsored by the U.S. government or an agency thereof. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the investment. Because the decline in market value is attributable to changes in interest rates and not to credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2019.

The Company’s unrealized losses on investments in corporate bonds and other securities relate to investments in companies within the financial services sector. As of March 31, 2019, the Company had three investments in corporate single-issuer trust preferred securities (TRUPs) with a total book value of $4.0 million and total fair value of $3.7 million, all of which were classified as available-for-sale. The single-issuer trust preferred investments are evaluated for other-than-temporary impairment by performing a present value of cash flows calculation each quarter. None of the issuers have deferred interest payments or announced the intention to defer interest payments. The Company believes the decline in fair value is related to the spread over three-month LIBOR, on which the quarterly interest payments are based, as the spread over LIBOR being received is significantly lower than current market spreads. Management concluded the impairment of these investments was considered temporary and asserts that the Company does not have the intent to sell these investments and that it is more likely than not it will not have to sell the investments before recovery of their cost bases which may be at maturity.

At March 31, 2019, there was one state and political subdivision security that had an unrealized loss of 1.8% from the Company’s amortized cost basis. We believe the unrealized loss was primarily caused by interest rate fluctuations. This security is guaranteed by a school district located in Texas. Because the decline in market value is attributable to changes in interest rates and not to credit quality, and because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investments before recovery of its amortized cost basis, which may be at maturity, the Company does not consider this investment to be other-than-temporarily impaired at March 31, 2019.

For the nine months ended March 31, 2019, there was $4,000 in other-than-temporary impairment losses recognized in earnings. There were no other-than-temporary impairment losses for the three months ended March 31, 2019. The other-than-temporary impairment losses were on non-agency mortgage-backed securities. The Company estimates the portion of possible loss attributable to credit loss using a discounted cash flow model. Significant inputs include the estimated cash flows of the underlying loans based on key assumptions, such as default rate, loss severity and prepayment rate. Assumptions can vary widely from security to security, and are influenced by such factors as loan interest rate, geographical location of the borrower, borrower characteristics and collateral type. The present value of the expected cash flows is compared to the Company’s amortized cost basis to determine if there was a credit-related impairment loss. Based on the expected cash flows derived from the model, the Company expects to recover the remaining unrealized losses on these securities.

The following table represents a roll-forward of the amount of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in other comprehensive loss:

	Nine months ended
	March 31,
	2019	2018
	(in thousands)

Balance at beginning of period	$15,983	$15,982
Additional credit losses on securities for which an other-than-temporary impairment charge was previously recorded	4	1

Balance at end of period	$15,987	$15,983

NOTE 7 – Loans

The following table sets forth the composition of our loan portfolio at March 31, 2019 and June 30, 2018:

	March 31,	June 30,
	2019	2018
	(in thousands)

Real Estate:
Residential (1)	$225,335	$236,880
Commercial	130,860	101,647
Residential construction	1,896	2,217
Commercial	11,077	12,215
Consumer and other	848	831

Total loans	370,016	353,790

Net deferred loan costs	1,244	1,423
Allowance for loan losses	(2,962)	(2,943)

Loans, net	$368,298	$352,270

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

The following table presents the Company’s loan classes by internally assigned grades at March 31, 2019 and June 30, 2018:

	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and other	Total
	(in thousands)
March 31, 2019
Grade:
Pass	$221,824	$129,099	$1,896	$10,095	$848	$363,762
Special Mention	-	430	-	-	-	430
Substandard	3,511	1,331	-	982	-	5,824
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$225,335	$130,860	$1,896	$11,077	$848	$370,016

June 30, 2018
Grade:
Pass	$232,919	$98,626	$2,217	$11,157	$830	$345,749
Special Mention	2	698	-	1,058	-	1,758
Substandard	3,959	2,323	-	-	1	6,283
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$236,880	$101,647	$2,217	$12,215	$831	$353,790

Modifications deemed to be troubled debt restructures were not material for the nine months ended March 31, 2019 and 2018.

There were no material troubled debt restructurings that subsequently defaulted (defined as 30 or more days past due subsequent to restructuring) within one year of modification during the three and nine months ended March 31, 2019 and 2018.

NOTE 8 – Non-performing Assets, Past Due and Impaired Loans

The table below sets forth the amounts and categories of non-performing assets at the dates indicated:

	At March 31,	At June 30,
	2019	2018
	(Dollars in thousands)
Non-accrual loans:
Real Estate:
Residential	$3,511	$3,959
Commercial	272	432
Consumer	-	1
Total non-accrual loans	3,783	4,392

Accruing loans past due 90 days or more	-	32

Total non-performing loans	3,783	4,424

Other real estate owned	1,309	1,381
Total non-performing assets	$5,092	$5,805

Total non-performing loans to total loans	1.02%	1.25%
Total non-performing assets to total assets	0.97%	1.10%

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

The following table sets forth information regarding past due loans at March 31, 2019 and June 30, 2018:

			90 days
	30–59 Days	60–89 Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due
	(in thousands)
At March 31, 2019

Real Estate:
Residential	$1,879	$177	$446	$2,502
Commercial	789	-	-	789
Consumer and other	6	-	-	6
Total	$2,674	$177	$446	$3,297

At June 30, 2018

Real Estate:
Residential	$50	$238	$1,119	$1,407
Commercial	-	-	$124	124
Consumer and other	4	-	-	4
Total	$54	$238	$1,243	$1,535

The following is a summary of information pertaining to impaired loans at March 31, 2019 and June 30, 2018, none of which had a valuation allowance:

	At March 31, 2019		At June 30, 2018
		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal
	Investment	Balance	Investment	Balance
	(in thousands)
Real Estate:
Residential	$2,115	$2,261	$2,732	$2,870
Commercial	273	273	1,230	1,914
Total impaired loans	$2,388	$2,534	$3,962	$4,784

The following is a summary of additional information pertaining to impaired loans:

	Three months ended			Three months ended
	March 31, 2019			March 31, 2018
	Average	Interest	Interest Income	Average	Interest	Interest Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
	(in thousands)
Real Estate:
Residential	$2,089	$13	$10	$2,194	$5	$-
Commercial	339	-	-	1,265	22	-
Total impaired loans	$2,428	$13	$10	$3,459	$27	$-

	Nine months ended			Nine months ended
	March 31, 2019			March 31, 2018
	Average	Interest	Interest Income	Average	Interest	Interest Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
	(in thousands)
Real Estate:
Residential	$2,300	$52	$43	$2,193	$21	$7
Commercial	581	7	-	1,290	66	-
Total impaired loans	$2,881	$59	$43	$3,483	$87	$7

NOTE 9 – Allowance for Loan Losses

An analysis of the allowance for loan losses for the three and nine months ended March 31, 2019 and 2018 is as follows:

	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and Other	Unallocated	Total
	(in thousands)
Three months ended March 31, 2019

Beginning balance	$1,465	$1,196	$5	$110	$32	$56	$2,864
Charge-offs	-	-	-	-	(12)	-	(12)
Recoveries	3	-	-	4	3	-	10
(Credit) provision	17	98	7	(29)	4	3	100
Ending Balance	$1,485	$1,294	$12	$85	$27	$59	$2,962

Three months ended March 31, 2018

Beginning balance	$1,417	$1,215	$9	$79	$131	$114	$2,965
Charge-offs	(83)	-	-	-	(11)	-	(94)
Recoveries	10	-	-	4	4	-	18
(Credit) provision	147	(58)	1	(8)	6	(38)	50
Ending Balance	$1,491	$1,157	$10	$75	$130	$76	$2,939

Nine months ended March 31, 2019

Beginning balance	$1,385	$1,194	$14	$80	$135	$135	$2,943
Charge-offs	(42)	-	-	-	(31)	-	(73)
Recoveries	11	560	-	10	11	-	592
(Credit) provision	131	(460)	(2)	(5)	(88)	(76)	(500)
Ending Balance	$1,485	$1,294	$12	$85	$27	$59	$2,962

Nine months ended March 31, 2018

Beginning balance	$1,359	$1,164	$6	$76	$86	$89	$2,780
Charge-offs	(83)	-	-	-	(33)	-	(116)
Recoveries	27	-	-	10	13	-	50
(Credit) provision	188	(7)	4	(11)	64	(13)	225
Ending Balance	$1,491	$1,157	$10	$75	$130	$76	$2,939

Further information pertaining to the allowance for loan losses at March 31, 2019 and June 30, 2018 is as follows:

	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and Other	Unallocated	Total
	(in thousands)
At March 31, 2019

Amount of allowance for loan losses for impaired loans	$-	$-	$-	$-	$-	$-	$-

Amount of allowance for loan losses for non-impaired loans	$1,485	$1,294	$12	$85	$27	$59	$2,962

Impaired loans	$2,115	$273	$-	$-	$-	$-	$2,388

Non-impaired loans	$223,220	$130,587	$1,896	$11,077	$848	$-	$367,628

At June 30, 2018

Amount of allowance for loan losses for impaired loans	$-	$-	$-	$-	$-	$-	$-

Amount of allowance for loan losses for non-impaired loans	$1,385	$1,194	$14	$80	$135	$135	$2,943

Impaired loans	$2,732	$1,230	$-	$-	$-	$-	$3,962

Non-impaired loans	$234,148	$100,417	$2,217	$12,215	$831	$-	$349,828

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

There were no stock options or awards granted during the nine months ended March 31, 2019 and 2018.

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

The Company has recorded share-based compensation expense related to outstanding stock option and restricted stock awards based upon the fair value at the date of grant over the vesting period of such awards on a straight-line basis. The fair value of each restricted stock allocation, based on the market price at the date of grant, is recorded to unearned stock awards. Compensation expense related to unearned restricted shares is amortized to compensation and benefits expense over the vesting period of the restricted stock awards, adjusted by actual forfeitures. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing method which includes several assumptions such as volatility, expected dividends, expected term and risk-free rate for each stock option award. The Company recorded share-based compensation expense in connection with the stock option and restricted stock awards for the three months ended March 31, 2019 of $111,000 and for the nine months ended March 31, 2019 of $340,000. The Company recorded share-based compensation expense in connection with the stock option and restricted stock awards for the three months ended March 31, 2018 of $112,000 and for the nine months ended March 31, 2018 of $336,000.

NOTE 11 – Accumulated Other Comprehensive Loss

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the consolidated balance sheets, such items are components of accumulated other comprehensive loss.

The components of accumulated other comprehensive loss and related tax effects are as follows:

	March 31,	June 30,
	2019	2018
	(in thousands)
Net unrealized loss on securities available-for-sale	$(664)	$(671)
Tax effect	143	149
Accumulated other comprehensive loss	$(521)	$(522)

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

The level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s assets carried at fair value for March 31, 2019 and June 30, 2018.

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

The Company did not have any transfers of assets between levels of the fair value hierarchy during the nine months ended March 31, 2019.

The following summarizes assets measured at fair value on a recurring basis at March 31, 2019 and June 30, 2018:

	Total Fair
	Value	Level 1	Level 2	Level 3
	(in thousands)
At March 31, 2019

Securities available-for-sale:
U.S. government and government-sponsored securities	$2,564	$-	$2,564	$-
Corporate bonds	3,687	-	3,687	-
U.S. Government-sponsored and guaranteed mortgage-backed securities	21,635	-	21,635	-
Non-agency mortgage-backed securities	2,609	-	2,609	-
Other securities	9,883	-	-	9,883
Total	$40,378	$-	$30,495	$9,883

At June 30, 2018

Securities available-for-sale:
U.S. government and government-sponsored securities	$4,328	$-	$4,328	$-
Corporate bonds	3,730	-	3,730	-
U.S. Government-sponsored and guaranteed mortgage-backed securities	25,251	-	25,251	-
Non-agency mortgage-backed securities	3,237	-	3,237	-
Other securities	10,000	-	-	10,000
Total	$46,546	$-	$36,546	$10,000

There were no changes in level 3 assets measured at fair value for the nine months ended March 31, 2019 and 2018.

The following summarizes assets measured at fair value on a non-recurring basis and the adjustments to the carrying value at and for the three and nine months ended March 31, 2019 and 2018:

					Total Losses	Total Losses
					for the three	for the nine
	Total Fair				months ended	months ended
	Value	Level 1	Level 2	Level 3	March 31, 2019	March 31, 2019

At March 31, 2019

Impaired loans	$220	$-	$-	$220	$-	$38
Other real estate owned	494	-	-	494	-	63
	$714	$-	$-	$714	$-	$101

					Total Losses	Total Losses
					for the three	for the nine
	Total Fair				months ended	months ended
	Value	Level 1	Level 2	Level 3	March 31, 2018	March 31, 2018
	(in thousands)
At June 30, 2018

Impaired loans	$160	$-	$-	$160	$29	$29
Other real estate owned	110	-	-	110	-	9
	$270	$-	$-	$270	$29	$38

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

There were no liabilities measured at fair value on a recurring or non-recurring basis at March 31, 2019 or June 30, 2018.

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

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, as of March 31, 2019 and June 30, 2018:

	March 31, 2019
	Carrying	Fair Value Hierarchy			Total Fair
	Amount	Level 1	Level 2	Level 3	Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$15,580	$15,580	$-	$-	$15,580
Securities available-for-sale	40,378	-	30,495	9,883	40,378
Securities held-to-maturity	68,245	-	68,000	-	68,000
Federal Home Loan Bank stock	3,633	-	-	3,633	3,633
Loans, net	368,298	-	-	355,455	355,455
Accrued interest receivable	1,475	-	-	1,475	1,475

Financial liabilities:
Deposits	373,197	-	-	373,840	373,840
Mortgagors' escrow accounts	1,583	-	-	1,583	1,583
Federal Home Loan Bank advances	62,158	-	62,102	-	62,102
Securities sold under agreements to repurchase	796	-	796	-	796
Accrued interest payable	206	-	-	206	206

	June 30, 2018
	Carrying	Fair Value Hierarchy			Total Fair
	Amount	Level 1	Level 2	Level 3	Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$10,102	$10,102	$-	$-	$10,102
Securities available-for-sale	46,546	-	36,546	10,000	46,546
Securities held-to-maturity	82,816	-	81,828	-	81,828
Federal Home Loan Bank stock	4,206	-	-	4,206	4,206
Loans, net	352,270	-	-	346,511	346,511
Accrued interest receivable	1,361	-	-	1,361	1,361

Financial liabilities:
Deposits	371,585	-	-	372,563	372,563
Mortgagors' escrow accounts	3,123	-	-	3,123	3,123
Federal Home Loan Bank advances	63,199	-	62,428	-	62,428
Securities sold under agreements to repurchase	664	-	664	-	664
Accrued interest payable	158	-	-	158	158

NOTE 13 – Subsequent Events

On April 3, 2019, the Board of Directors of PB Bancorp, Inc. declared a quarterly cash dividend of $0.07 per share for stockholders of record as of April 17, 2019, which is payable on May 1, 2019.

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

The contractual amounts of outstanding commitments were as follows:

	March 31,	June 30,
	2019	2018
	(in thousands)
Commitments to extend credit:
Commitments to grant loans	$2,469	$3,594
Unadvanced construction loans	11,647	8,822
Unadvanced lines of credit	20,395	18,881
Standby letters of credit	395	395
Outstanding commitments	$34,906	$31,692

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses changes in the financial condition at March 31, 2019 and June 30, 2018 and results of operations for the three and nine months ended March 31, 2019 and 2018, and should be read in conjunction with the Company’s Consolidated Financial Statements (unaudited) and the notes thereto, appearing in Part I, Item 1 of this quarterly report. These financial statements should be read in conjunction with the 2018 Consolidated Financial Statements and notes thereto included in PB Bancorp, Inc.’s Annual Report on Form 10-K filed with the SEC on September 21, 2018.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. PB Bancorp intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of PB Bancorp, are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. PB Bancorp’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of PB Bancorp and its subsidiary include, but are not limited to, changes in: interest rates, general economic conditions, legislation and regulations, real estate values, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan and investment portfolios, demand for loan products, cyber-attacks, computer viruses and other technological risks that may breach the security of our websites or other systems to obtain unauthorized access to confidential information, destroy data or disable our systems; deposit flows, competition, demand for financial services in PB Bancorp’s market area, the effect of any federal government shutdown, and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning PB Bancorp and its business, including additional factors that could materially affect PB Bancorp financial results, is included in PB Bancorp’s filings with the Securities and Exchange Commission, including the risk factors included in PB Bancorp’s Annual Report on Form 10-K filed with the SEC on September 21, 2018.

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

Our net income decreased $14,000, or 1.5%, to $951,000, or $0.13 per basic and diluted share for the three months ended March 31, 2019, compared to net income of $965,000, or $0.13 per basic and diluted share for the three months ended March 31, 2018. Net interest income increased $255,000, or 7.3% to $3.8 million for the three months ended March 31, 2019 from $3.5 million for the three months ended March 31, 2018, while non-interest income decreased $106,000, or 14.4% to $629,000, for the three months ended March 31, 2019 from $735,000 for the three months ended March 31, 2018.  The provision for loan losses increased $50,000, or 100.0% to $100,000 for the three months ended March 31, 2019 from $50,000 for the three months ended March 31, 2018. Non-interest expense increased $131,000, or 4.3% to $3.1 million for the three months ended March 31, 2019 from $3.0 million for the three months ended March 31, 2018. Income tax expense decreased $18,000, or 8.5% to $194,000 for the three months ended March 31, 2019 from $212,000 for the three months ended March 31, 2018. The effective tax rate was 16.9% for the three months ended March 31, 2019 compared to 18.0% for the three months ended March 31, 2018.

Our net income increased $1.1 million, or 46.7%, to $3.4 million, or $0.48 per basic and diluted share for the nine months ended March 31, 2019, compared to net income of $2.3 million, or $0.32 per basic and diluted share for the nine months ended March 31, 2018. This was due primarily to an increase in net interest income of $741,000, or 7.1% to $11.1 million for the nine months ended March 31, 2019 from $10.4 million for the nine months ended March 31, 2018. The provision for loan losses decreased $725,000 to a credit provision of $500,000 for the nine months ended March 31, 2019 compared to a $225,000 provision for loan losses for the nine months ended March 31, 2018. Non-interest income decreased $99,000, or 4.6% to $2.0 million for the nine months ended March 31, 2019 from $2.1 million for the nine months ended March 31, 2018. Non-interest expense increased $477,000, or 5.3% to $9.5 million for the nine months ended March 31, 2019 from $9.0 million for the nine months ended March 31, 2018. Income tax expense decreased $202,000, or 22.4% to $698,000 for the nine months ended March 31, 2019 from $900,000 for the nine months ended March 31, 2018. This was a result of the Tax Cuts and Jobs Act being signed into law on December 22, 2017. The Company revalued its net deferred tax asset as of December 22, 2017 resulting in a reduction in the value of the net deferred tax asset of $211,000, which was recorded as additional tax expense in the Company’s consolidated statements of net income for the nine months ended March 31, 2018 and a reduction in the federal tax rate. The effective tax rate was 16.9% for the nine months ended March 31, 2019 compared to 27.8% for the nine months ended March 31, 2018.

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

Comparison of Financial Condition at March 31, 2019 and June 30, 2018

Assets

Total assets were $524.4 million at March 31, 2019, a decrease of $1.0 million, or 0.2%, from $525.4 million at June 30, 2018. Cash and cash equivalents increased $5.5 million, or 54.2%, to $15.6 million at March 31, 2019 compared to $10.1 million at June 30, 2018. The increase was due to accumulating additional funds for upcoming loan closings. Investments in held-to-maturity securities decreased $14.6 million, or 17.6%, to $68.2 million at March 31, 2019 compared to $82.8 million at June 30, 2018 and investments in available-for-sale securities decreased $6.1 million, or 13.3%, to $40.4 million at March 31, 2019 compared to $46.5 million at June 30, 2018. The Company continues to use excess cash, as well as cash flows from investments to assist in funding higher yielding loan growth. Net loans outstanding increased $16.0 million, or 4.5%, to $368.3 million at March 31, 2019 from $352.3 million at June 30, 2018. The increase in loans was primarily due to a $29.2 million, or 28.7%, increase in commercial real estate loans to $130.9 million at March 31, 2019 from $101.6 million at June 30, 2018. This was partially offset by a decrease in residential loans of $11.5 million, or 4.9% to $225.3 million at March 31, 2019 from $236.9 million at June 30, 2018.

Allowance for Loan Losses

The table below indicates the relationship between the allowance for loan losses, total loans outstanding and non-performing loans at March 31, 2019 and June 30, 2018. For additional information, see “Comparison of Operating Results for the three and nine months ended March 31, 2019 and 2018 – Provision for Loan Losses.”

	March 31,	June 30,
	2019	2018
	(Dollars in thousands)
Allowance for loan losses	$2,962	$2,943
Total loans	370,016	353,790
Non-performing loans	3,783	4,424
Allowance/total loans	0.80%	0.83%
Allowance/non-performing loans	78.3%	66.5%

Liabilities

Total liabilities decreased $1.0 million, or 0.2%, to $440.1 million at March 31, 2019 from $441.1 million at June 30, 2018. Total deposits increased $1.6 million, or 0.4%, to $373.2 million at March 31, 2019 from $371.6 million at June 30, 2018. We experienced a decrease in non-interest-bearing deposits of $578,000, or 0.8% to $70.8 million at March 31, 2019 compared to $71.4 million at June 30, 2018. Interest-bearing deposits increased $2.2 million, or 0.7% to $302.3 million at March 31, 2019 compared to $300.2 million at June 30, 2018. Total Federal Home Loan Bank borrowings decreased $1.0 million, or 1.6%, to $62.2 million at March 31, 2019 from $63.2 million at June 30, 2018. Mortgagors’ escrow decreased $1.5 million, or 49.3% to $1.6 million at March 31, 2019 compared to $3.1 million at June 30, 2018.

Stockholders’ Equity

Total stockholders’ equity remained relatively unchanged at $84.3 million at both March 31, 2019 and June 30, 2018. The Company repurchased 175,983 shares at an average cost of $10.95 per share, or $1.9 million during the nine months ended March 31, 2019. This completed the Company’s second buyback plan. Dividends paid during the nine months ended March 31, 2019 were $2.0 million. Net income was $3.4 million for the nine months ended March 31, 2019.

Comparison of Operating Results for the Three and Nine Months Ended March 31, 2019 and 2018

Interest and Dividend Income. Interest and dividend income increased $391,000, or 9.1% to $4.7 million for the three months ended March 31, 2019 compared to $4.3 million for the three months ended March 31, 2018. The average balance of interest-earning assets decreased $6.9 million, or 1.4% to $493.6 million for the three months ended March 31, 2019 from $500.5 million for the three months ended March 31, 2018. The average yield on interest-earning assets increased to 3.86% for the three months ended March 31, 2019 from 3.49% for the three months ended March 31, 2018 as a result of increases in market interest rates.

Interest income on loans increased $486,000, or 14.5% to $3.8 million for the three months ended March 31, 2019 compared to $3.4 million for the three months ended March 31, 2018. This was due to an increase in average loans outstanding and an increase in yield. The average balance of loans increased $26.2 million, or 7.6% to $371.8 million for the three months ended March 31, 2019 from $345.6 million for the three months ended March 31, 2018. The yield on average loans increased 25 basis points to 4.19% for the three months ended March 31, 2019 from 3.94% for the three months ended March 31, 2018 as a result of increases in market interest rates.

Interest and dividend income on investments decreased $102,000, or 11.0% to $824,000 for the three months ended March 31, 2019 compared to $926,000 for the three months ended March 31, 2018. This was due to a decrease in the average balance of investments of $33.0 million, or 22.3% to $114.8 million for the three months ended March 31, 2019 from $147.8 million for the three months ended March 31, 2018. This was partially offset by an increase in yield of 37 basis points to 2.91% for the three months ended March 31, 2019 from 2.54% for the three months ended March 31, 2018 as a result of increases in market interest rates.

Interest and dividend income increased $1.0 million, or 7.9% to $13.8 million for the nine months ended March 31, 2019 compared to $12.8 million for the nine months ended March 31, 2018. The average balance of interest-earning assets decreased $7.2 million, or 1.4% to $492.7 million for the nine months ended March 31, 2019 from $499.9 million for the nine months ended March 31, 2018. The average yield on interest-earning assets increased to 3.73% for the nine months ended March 31, 2019 from 3.41% for the nine months ended March 31, 2018 as a result of increases in market interest rates.

Interest income on loans increased $1.3 million, or 13.3% to $11.1 million for the nine months ended March 31, 2019 compared to $9.8 million for the nine months ended March 31, 2018. This was due to an increase in average loans outstanding and an increase in yield. The average balance of loans increased $26.6 million, or 7.9% to $361.9 million for the nine months ended March 31, 2019 from $335.3 million for the nine months ended March 31, 2018. The yield on average loans increased 19 basis points to 4.10% for the nine months ended March 31, 2019 from 3.91% for the nine months ended March 31, 2018 as a result of increases in market interest rates.

Interest and dividend income on investments decreased $356,000, or 12.4% to $2.5 million for the nine months ended March 31, 2019 compared to $2.9 million for the nine months ended March 31, 2018. This was due to a decrease in the average balance of investments of $36.3 million, or 22.9% to $122.3 million for the nine months ended March 31, 2019 from $158.6 million for the nine months ended March 31, 2018. The Company has been using cash flows from investments to help fund the growth in the loan portfolio. This was partially offset by an increase in yield of 33 basis points to 2.73% for the nine months ended March 31, 2019 from 2.40% for the nine months ended March 31, 2018 as a result of increases in market interest rates.

Interest Expense. Interest expense increased $136,000, or 17.0% to $934,000 for the three months ended March 31, 2019 compared to $798,000 for the three months ended March 31, 2018. Total average interest-bearing liabilities decreased $10.8 million, or 2.9% to $364.3 million for the three months ended March 31, 2019 compared to $375.1 million for the three months ended March 31, 2018. The cost of average interest-bearing liabilities increased to 1.04% for the three months ended March 31, 2019 compared to 0.86% for the three months ended March 31, 2018.

Interest expense on deposits increased by $162,000, or 34.6%, to $630,000 for the three months ended March 31, 2019 from $468,000 for the three months ended March 31, 2018. Interest expense on time deposits increased $155,000, or 42.6%, to $519,000 for the three months ended March 31, 2019 from $364,000 for the three months ended March 31, 2018. The cost of interest-bearing deposits increased to 0.86% for the three months ended March 31, 2019 from 0.64% for the three months ended March 31, 2018 as we increased the rates we pay on deposits to remain competitive in our market areas.

Interest expense on borrowings decreased by $26,000, or 7.9%, to $304,000 for the three months ended March 31, 2019 from $330,000 for the three months ended March 31, 2018. The rate paid on borrowings increased 16 basis points to 1.88% for the three months ended March 31, 2019 from 1.72% for the three months ended March 31, 2018. Average borrowings decreased $12.1 million, or 15.6%, to $65.5 million for the three months ended March 31, 2019 from $77.6 million for the three months ended March 31, 2018. Average Federal Home Loan Bank advances decreased $11.4 million, or 15.2%, to $63.3 million for the three months ended March 31, 2019 from $74.7 million for the three months ended March 31, 2018. We have been able to fund loan growth, in part, with an increase in deposits. The average rate on Federal Home Loan Bank advances increased 15 basis points to 1.94% for the three months ended March 31, 2019 from 1.79% for the three months ended March 31, 2018. Average other borrowed money decreased $717,000, or 24.1%, to $2.3 million for the three months ended March 31, 2019 from $3.0 million for the three months ended March 31, 2018.

Interest expense increased $271,000, or 11.3% to $2.7 million for the nine months ended March 31, 2019 compared to $2.4 million for the nine months ended March 31, 2018. Total average interest-bearing liabilities decreased $8.7 million, or 2.3% to $363.7 million for the nine months ended March 31, 2019 compared to $372.4 million for the nine months ended March 31, 2018. The cost of average interest-bearing liabilities increased to 0.98% for the nine months ended March 31, 2019 compared to 0.86% for the nine months ended March 31, 2018.

Interest expense on deposits increased by $390,000, or 28.4%, to $1.8 million for the nine months ended March 31, 2019 from $1.4 for the nine months ended March 31, 2018. Interest expense on time deposits increased $368,000, or 34.6%, to $1.4 million for the nine months ended March 31, 2019 from $1.1 million for the nine months ended March 31, 2018. The cost of interest-bearing deposits increased to 0.79% for the nine months ended March 31, 2019 from 0.62% for the nine months ended March 31, 2018 as we increased the rates we pay on deposits to remain competitive in our market areas.

Interest expense on borrowings decreased by $119,000, or 11.5%, to $912,000 for the nine months ended March 31, 2019 from $1.0 million for the nine months ended March 31, 2018. The rate paid on borrowings increased 11 basis points to 1.87% for the nine months ended March 31, 2019 from 1.76% for the nine months ended March 31, 2018. Average borrowings decreased $13.1 million, or 16.8%, to $65.0 million for the nine months ended March 31, 2019 from $78.1 million for the nine months ended March 31, 2018. Average Federal Home Loan Bank advances decreased $12.7 million, or 16.8%, to $62.7 million for the nine months ended March 31, 2019 from $75.3 million for the nine months ended March 31, 2018. We have been able to fund loan growth, in part, with an increase in deposits. The average rate on Federal Home Loan Bank advances increased 11 basis points to 1.93% for the nine months ended March 31, 2019 from 1.82% for the nine months ended March 31, 2018. Average other borrowed money decreased $440,000, or 15.9%, to $2.3 million for the nine months ended March 31, 2019 from $2.8 million for the nine months ended March 31, 2018.

Net Interest Income. Net interest income increased $255,000, or 7.3%, to $3.8 million for the three months ended March 31, 2019 from $3.5 million for the three months ended March 31, 2018. Our interest rate spread increased to 2.82% for the three months ended March 31, 2019 from 2.62% for the three months ended March 31, 2018 and our net interest-earning assets increased $3.9 million, or 3.1%. Our net interest margin increased to 3.09% for the three months ended March 31, 2019 from 2.84% for the three months ended March 31, 2018.

Net interest income increased $741,000, or 7.1%, to $11.1 million for the nine months ended March 31, 2019 from $10.4 million for the nine months ended March 31, 2018. Our interest rate spread increased to 2.75% for the nine months ended March 31, 2019 from 2.55% for the nine months ended March 31, 2018 and our net interest-earning assets increased $1.5 million, or 1.2%. Our net interest margin increased to 3.01% for the nine months ended March 31, 2019 from 2.77% for the nine months ended March 31, 2018.

Provision for Loan Losses. Provision for loan losses increased $50,000, or 100% to $100,000 for the three months ended March 31, 2019 from $50,000 for the three months ended March 31, 2018. This was primarily due to net loan growth during the current quarter.

There was a credit provision for loan losses of $500,000 for the nine months ended March 31, 2019 compared to a provision for loan loss of $225,000 for the nine months ended March 31, 2018. This was due primarily to $592,000 in recoveries for the nine months ended March 31, 2019.

Non-interest Income. Non-interest income decreased $106,000, or 14.4%, to $629,000 for the three months ended March 31, 2019 compared to $735,000 for the three months ended March 31, 2018. This was primarily due to decreases in service fee income of $37,000 and net commissions from brokerage services of $23,000.

Non-interest income decreased $99,000, or 4.6% to $2.0 million for the nine months ended March 31, 2019 from $2.1 million for the nine months ended March 31, 2018. This reflected decreases in legal settlement income of $140,000 and $58,000 in net commissions from brokerage services during the nine months ended March 31, 2019. This was partially offset by an increase of $149,000 in net gains on other real estate owned sales.

Non-interest Expense. Non-interest expense increased $131,000, or 4.3% to $3.1 million for the three months ended March 31, 2019 from $3.0 million for the three months ended March 31, 2018. Salaries and benefits expense increased $103,000, or 5.5% to $2.0 million for the three months ended March 31, 2019 from $1.9 million for the three months ended March 31, 2018. This was primarily due to an increase in salary expense of $46,000. Occupancy and equipment expense increased $3,000, or 1.0% to $296,000 for the three months ended March 31, 2019 from $293,000 for the three months ended March 31, 2018. All other non-interest expense, consisting primarily of data processing expense, Federal Deposit Insurance Corporation deposit insurance, professional fees and marketing expense increased by $25,000, or 2.9%, to $878,000 for the three months ended March 31, 2019 from $853,000 for the three months ended March 31, 2018.

Non-interest expense increased $477,000, or 5.3% to $9.5 million for the nine months ended March 31, 2019 from $9.0 million for the nine months ended March 31, 2018. Salaries and benefits expense increased $322,000, or 5.8% to $5.8 million for the nine months ended March 31, 2019 from $5.5 million for the nine months ended March 31, 2018. This was primarily due to increases in salary expense of $144,000 and $125,000 in incentive compensation. All other non-interest expense, consisting primarily of data processing expense, Federal Deposit Insurance Corporation deposit insurance, professional fees and marketing expense increased by $146,000, or 5.5%, to $2.8 million for the nine months ended March 31, 2019 from $2.6 million for the nine months ended March 31, 2018. This was primarily due to an increase in data processing expense of $114,000.

Tax Expense. Income tax expense decreased by $18,000, or 8.5% to $194,000 for the three months ended March 31, 2019 from $212,000 for the three months ended March 31, 2018. Our effective tax rate was 16.9% for the three months ended March 31, 2019 compared to 18.0% for the three months ended March 31, 2018. Tax expense is based on a year-to-date basis at a forecasted effective rate. The effective tax rates differed from the statutory tax rate due to the dividends-received deduction applicable to certain securities in our investment portfolio, tax-exempt municipal income and non-taxable bank-owned life insurance income and the reduced corporate tax rate included in the Tax Cuts and Jobs Act enacted on December 22, 2017.

Income tax expense decreased by $202,000, or 22.4% to $698,000 for the nine months ended March 31, 2019 from $900,000 for the nine months ended March 31, 2018. Tax expense for the nine months ended March 31, 2018 included a charge of $211,000 to our deferred tax expense because of the reduced corporate tax rate included in the Tax Cuts and Jobs Act enacted on December 22, 2017. Our effective tax rate was 16.9% for the nine months ended March 31, 2019 compared to 27.8% for the nine months ended March 31, 2018. Tax expense is based on a year-to-date basis at a forecasted effective rate. The effective tax rates differed from the statutory tax rate due to the dividends-received deduction applicable to certain securities in our investment portfolio, tax-exempt municipal income and non-taxable bank-owned life insurance income and the reduced corporate tax rate included in the Tax Cuts and Jobs Act enacted on December 22, 2017.

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

	For the Three Months Ended March 31,
	2019			2018
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Income/Expense	Cost	Balance	Income/Expense	Cost
	(Dollars in thousands)
Interest-earning assets:
Investment securities	$114,780	$824	2.91%	$147,778	$926	2.54%
Loans	371,830	3,846	4.19%	345,639	3,360	3.94%
Other earning assets	6,956	28	1.63%	7,057	21	1.21%
Total interest-earning assets	493,566	4,698	3.86%	500,474	4,307	3.49%
Non-interest-earning assets	28,946			29,590
Total assets	$522,512			$530,064

Interest-bearing liabilities:
NOW accounts	$70,609	65	0.37%	$81,682	74	0.37%
Savings accounts	85,088	17	0.08%	82,971	16	0.08%
Money market accounts	22,274	29	0.53%	24,003	14	0.24%
Time deposits	120,834	519	1.74%	108,825	364	1.36%
Total interest-bearing deposits	298,805	630	0.86%	297,481	468	0.64%
FHLB advances	63,277	303	1.94%	74,658	329	1.79%
Other borrowed money	2,256	1	0.18%	2,973	1	0.14%
Total other borowed money	65,533	304	1.88%	77,631	330	1.72%
Total interest-bearing liabilities	364,338	934	1.04%	375,112	798	0.86%
Non-interest-bearing demand deposits	70,331			66,993
Other non-interest-bearing liabilities	3,927			3,342
Capital accounts	83,916			84,617
Total liabilities and capital accounts	$522,512			$530,064

Net interest income		$3,764			$3,509
Interest rate spread			2.82%			2.62%
Net interest-earning assets	$129,228			$125,362
Net interest margin			3.09%			2.84%
Average earning assets to average interest-bearing liabilities			135.47%			133.42%

	For the Nine Months Ended March 31,
	2019			2018
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Income/Expense	Cost	Balance	Income/Expense	Cost
	(Dollars in thousands)
Interest-earning assets:
Investment securities	$122,323	$2,505	2.73%	$158,654	$2,861	2.40%
Loans	361,899	11,152	4.10%	335,264	9,844	3.91%
Other earning assets	8,479	142	2.23%	5,943	82	1.84%
Total interest-earning assets	492,701	13,799	3.73%	499,861	12,787	3.41%
Non-interest-earning assets	28,124			28,814
Total assets	$520,825			$528,675

Interest-bearing liabilities:
NOW accounts	$74,989	210	0.37%	$81,189	225	0.37%
Savings accounts	85,170	52	0.08%	82,704	52	0.08%
Money market accounts	22,210	71	0.43%	21,997	34	0.21%
Time deposits	116,387	1,431	1.64%	108,432	1,063	1.31%
Total interest-bearing deposits	298,756	1,764	0.79%	294,322	1,374	0.62%
FHLB advances	62,661	910	1.93%	75,331	1,029	1.82%
Other borrowed money	2,335	2	0.11%	2,775	2	0.10%
Total other borrowed money	64,996	912	1.87%	78,106	1,031	1.76%
Total interest-bearing liabilities	363,752	2,676	0.98%	372,428	2,405	0.86%
Non-interest-bearing demand deposits	70,301			69,465
Other non-interest-bearing liabilities	2,184			2,068
Capital accounts	84,588			84,714
Total liabilities and capital accounts	$520,825			$528,675

Net interest income		$11,123			$10,382
Interest rate spread			2.75%			2.55%
Net interest-earning assets	$128,949			$127,433
Net interest margin			3.01%			2.77%
Average earning assets to average interest-bearing liabilities			135.45%			134.22%

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

	For the Three Months Ended March 31, 2019
	Compared to the Three Months Ended March 31, 2018
	Increase (Decrease) Due to change in
INTEREST INCOME	Rate	Volume	Net
	(In thousands)

Investment securities	$622	$(724)	$(102)
Loans	223	263	486
Other interest-earning assets	9	(2)	7
TOTAL INTEREST INCOME	854	(463)	391

INTEREST EXPENSE

NOW accounts	8	(17)	(9)
Savings accounts	1	-	1
Money market accounts	22	(7)	15
Time deposits	112	43	155
FHLB advances	138	(164)	(26)
Other borrowed money	1	(1)	-
TOTAL INTEREST EXPENSE	282	(146)	136
CHANGE IN NET INTEREST INCOME	$572	$(317)	$255

	For the Nine Months Ended March 31, 2019
	Compared to the Nine Months Ended March 31, 2018
	Increase (Decrease) Due to change in
INTEREST INCOME	Rate	Volume	Net
	(In thousands)

Investment securities	$517	$(873)	$(356)
Loans	502	806	1,308
Other interest-earning assets	20	40	60
TOTAL INTEREST INCOME	1,039	(27)	1,012

INTEREST EXPENSE

NOW accounts	4	(19)	(15)
Savings accounts	(2)	2	-
Money market accounts	37	-	37
Time deposits	286	82	368
FHLB advances	93	(212)	(119)
Other borrowed money	-	-	-
TOTAL INTEREST EXPENSE	418	(147)	271
CHANGE IN NET INTEREST INCOME	$621	$120	$741

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

Net interest income at-risk measures the risk of a decline in earnings due to potential short-term and long- term changes in interest rates. The table below represents an analysis of our IRR as measured by the estimated changes in NII, resulting from an instantaneous and sustained parallel shift in the yield curve (+100 and +200 basis points) at March 31, 2019 and June 30, 2018.

Net Interest Income At-Risk

	Estimated Increase (Decrease)	Estimated Increase (Decrease)
Change in Interest Rates	in NII	in NII
(Basis Points)	March 31, 2019	June 30, 2018

+200	1.60%	0.20%
+100	2.00%	1.40%
-100	(4.70)%	(4.50)%
-200	(10.30)%	(10.40)%

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

The tables below set forth, at March 31, 2019, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve based on information produced by an external consultant. This data is for Putnam Bank only and does not include any yield curve changes in the assets of PB Bancorp, Inc.

				NPV as a Percentage of Present
				Value of Assets (3)
		Estimated Increase (Decrease) in
Change in		NPV			Increase
Interest Rates	Estimated				(Decrease)
(basis points) (1)	NPV (2)	Amount	Percent	NPV Ratio (4)	(basis points)

+300	$63,512	$(19,612)	-23.59%	13.60%	(270)
+200	$70,693	$(12,431)	-14.95%	14.70%	(160)
+100	$77,911	$(5,213)	-6.27%	15.70%	(60)
0	$83,124	$-	0.00%	16.30%	0
-100	$85,374	$2,250	2.71%	16.40%	10
-200	$85,911	$2,787	3.35%	16.10%	(20)

_____________________

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV ratio represents NPV divided by the present value of assets.

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

Liquidity

The term liquidity refers to the ability of the Company and the Bank to meet current and future short-term financial obligations. The Company and the Bank further define liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses. Liquidity management is both a daily and long-term function of business management. The Bank’s primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, and Federal Home Loan Bank of Boston borrowings. The Bank can borrow funds from the Federal Home Loan Bank of Boston based on eligible collateral of loans and securities. The Bank had Federal Home Loan Bank of Boston borrowings as of March 31, 2019 of $62.2 million, with unused borrowing capacity of $51.3 million. The Bank has an internal limit of wholesale borrowings to total assets ratio of 30.0%. As of March 31, 2019, the ratio of wholesale borrowings to total assets was 15.3%.

The Bank’s primary investing activities are the origination of loans and the purchase of investment securities. During the nine months ended March 31, 2019, the Bank’s loan originations net of principal collections were $16.7 million compared to loan originations net of principal collections of $18.8 million for the nine months ended March 31, 2018. There were no security purchases during the nine months ended March 31, 2019 and 2018. There were no loan purchases for the nine months ended March 31, 2019 compared to $21.5 million in loan purchases for the nine months ended March 31, 2018.

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

Certificates of deposit totaled $124.9 million at March 31, 2019. The Bank relies on competitive rates, customer service and long-standing relationships with customers to retain deposits. Based on the Bank’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict with certainty future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

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

As of March 31, 2019, the most recent notification from the Federal Reserve Bank of Boston, categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes would change our category. The following table shows the Bank’s required minimum capital ratios in order to be considered well-capitalized and the actual capital ratios as of March 31, 2019 and June 30, 2018.

	Required	Actual	Actual
	Ratio	Amount	Ratio
		(in thousands)
March 31, 2019

Tier 1 Leverage	5.00%	$65,914	12.89%
Common Equity Tier 1 Capital	6.50	65,914	18.24
Tier 1 Risk-based Capital	8.00	65,914	18.24
Total Capital	10.00	68,918	19.07

June 30, 2018

Tier 1 Leverage	5.00%	$62,797	12.16%
Common Equity Tier 1 Capital	6.50	62,797	18.19
Tier 1 Risk-based Capital	8.00	62,797	18.19
Total Capital	10.00	65,779	19.05

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

For the nine months ended March 31, 2019, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

a) Not applicable

b) Not applicable

Item 3.	Defaults Upon Senior Securities – Not applicable

Item 4.	Mine Safety Disclosures – Not Applicable

Item 5.	Other Information - Not Applicable

Item 6.	Exhibits

Exhibits

31.1	Chief Executive Officer Certification pursuant to 17 CFR 240.13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification pursuant to 17 CFR 240.13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.
101	The following materials from PB Bancorp’s Quarterly Report on Form 10-Q for the three and nine months ended March 31, 2019, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PB BANCORP, INC.
(Registrant)

Date:	May 14, 2019	/s/ Thomas A. Borner
Thomas A. Borner
President and Chief Executive Officer

Date:	May 14, 2019	/s/ Robert J. Halloran, Jr.
Robert J. Halloran, Jr.
Executive Vice President, Chief Financial
Officer and Treasurer

