Form 10-K
period 2019-06-30
PB Bancorp, Inc.
filed 2019-09-26
CIK 1652106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file reports), and (2) has been subject to such requirements for the past 90 days. YES  ☒  NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐

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

The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Common Stock of PB Bancorp, Inc. as of December 31, 2018 ($10.80) was $64.1 million.

As of August 31, 2019, there were 7,447,204 shares outstanding of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

1. Proxy statement for the 2019 Annual Meeting of Stockholders (Part III)

PB BANCORP, INC.

FORM 10-K

PART I

ITEM 1.	Business

Forward Looking Statements

This Annual Report on Form 10-K contains certain “forward-looking statements” which may be identified by the use of words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” “potential,” and words of similar meaning. Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations, business, prospects, growth and operating strategies that are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgage and other loans, real estate values, changes in the level of loan delinquencies and charge-offs and changes in estimates of the adequacy of the allowance for loan losses, competition, changes in accounting principles, policies, or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing products and services. In addition, see Item 1A. Risk Factors.

PB Bancorp, Inc.

PB Bancorp, Inc. (the “Company”) is a Maryland corporation incorporated in 2015 to be the successor to PSB Holdings, Inc. upon completion of the second-step mutual-to-stock conversion (the “Conversion”) of Putnam Bancorp, MHC (the “MHC”), the top tier mutual holding company of PSB Holdings, Inc. PSB Holdings, Inc. was the former mid-tier holding company for Putnam Bank (the “Bank”). Prior to completion of the Conversion, approximately 57% of the shares of common stock of PSB Holdings, Inc. were owned by the MHC. In conjunction with the Conversion, the MHC and PSB Holdings, Inc. merged into the Company and the Company became PSB Holdings, Inc.’s successor. The Conversion was completed on January 7, 2016. The Company raised gross proceeds of $33.7 million by selling 4,215,387 shares of common stock at $8.00 per share. Also, an additional 317,287 shares were purchased by the Bank’s Employee Stock Ownership Plan with the proceeds of a loan from the Company. Concurrent with the completion of the stock offering, each share of PSB Holdings, Inc. stock owned by public stockholders (stockholders other than the MHC) was exchanged for 1.1907 shares of Company common stock.

PB Bancorp, Inc. also owns investment securities valued at $5.2 million as of June 30, 2019. We have not engaged in any significant business activity other than owning the common stock of Putnam Bank, providing the loan to allow the purchase of shares of common stock by the Employee Stock Ownership Plan and investing in marketable securities. Our executive office is located at 40 Main Street, Putnam, Connecticut 06260, and our telephone number is (860) 928-6501.

Putnam Bank

Putnam Bank was founded in 1862 as a state-chartered mutual savings bank. In 2014, the Bank converted from a federally-chartered savings bank to a Connecticut-chartered bank that is a member of the Federal Reserve System. The Bank is headquartered at 40 Main Street in Putnam, Connecticut and conducts substantially all of its business from eight full-service banking offices and one loan origination center. Putnam Bank is a wholly-owned subsidiary of the Company. In addition, the Bank maintains a “Special Needs Limited Branch” and a limited services mobile office. The telephone number at the Bank’s main office is (860) 928-6501.

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

According to S&P Global Market Intelligence, from 2014 to 2019, the population of Windham County decreased by 0.6%, and New London County’s population decreased 2.3%.  At the same time, the population of the state of Connecticut decreased by 0.3%, while the United States’ population increased by 3.8%.  During the same period, the number of households declined in both Windham County and New London County (by 0.3% and 1.7%, respectively) and Connecticut showed a slight decline (0.1%) as well.  Comparatively, the number of households increased on a nationwide basis, by 4.0%.  In 2019, per capita income and median household income for Windham County equaled $33,235 and $66,793, respectively.  In the same year, per capita income and median household income for New London County equaled $42,459 and $76,305, respectively.  These compare to 2019 per capita income measures for the state of Connecticut and the United States of $45,112 and $34,902, respectively, and 2019 median household income measures for the state of Connecticut and the United States of $78,970 and $63,174, respectively.

Windham County has a diversified mix of industry groups and employment sectors, including education/healthcare/social services, services and wholesale/retail trade.  According to S&P Global Market Intelligence, these three sectors comprise approximately 66% of the employment base in Windham County.  The same three sectors comprised approximately 66% of the employment base in New London County.

June 2019 unemployment rates for Windham County at 4.4% and Connecticut at 3.9% were above the national unemployment rate of 3.8%, while New London County’s unemployment rate of 3.8% matched the national rate.  Notably, the June 2019 unemployment rates for the United States, Connecticut, Windham County, and New London County have all decreased relative to their June 2018 unemployment rates of 4.2%, 4.4%, 4.8% and 4.2%, respectively.  Our primary market area for deposits includes the communities in which we maintain our main office and our branch office locations.  Our primary lending area is broader than our primary deposit market area and includes all of Windham County, and parts of the adjacent Connecticut Counties of New London and Tolland, as well as the Rhode Island and Massachusetts communities adjacent to Windham County.

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

As of June 30, 2018, based on the Federal Deposit Insurance Corporation’s annual Summary of Deposits Report (the most current data available), our market share of Federal Deposit Insurance Corporation-insured deposits represented 18.9% of deposits in Windham County, giving us the second largest market share out of ten financial institutions with offices in that county as of that date, and 1.4% of deposits in New London County, giving us the 11th largest market share out of 15 financial institutions with offices in that county as of that date.

Lending Activities

Historically, our principal lending activity has been the origination of first mortgage loans for the purchase or refinancing of one-to-four family residential real estate, and we have recently increased our origination of commercial real estate loans. Historically, we have sold the majority of longer-term, fixed-rate loans (other than bi-weekly loans) in the secondary market. However, the additional capital raised in the offering has permitted us to retain longer term, fixed-rate loans in our portfolio.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio at the dates indicated.

	At June 30,
	2019		2018		2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate Loans:
Residential (1)	$221,488	58.30%	$236,880	66.96%	$225,745	72.53%	$197,359	78.15%	$178,989	79.40%
Commercial	145,694	38.35	101,647	28.73	71,558	22.99	43,839	17.36	41,637	18.47
Residential construction	1,476	0.39	2,217	0.63	1,000	0.32	853	0.34	763	0.34
Commercial	10,298	2.71	12,215	3.45	12,123	3.89	9,799	3.88	3,327	1.48
Consumer and other	968	0.25	831	0.23	829	0.27	691	0.27	701	0.31

Total loans	379,924	100.00%	353,790	100.00%	311,255	100.00%	252,541	100.00%	225,417	100.00%

Net deferred loan costs	1,156		1,423		1,317		1,106		804
Allowance for loan losses	(3,063)		(2,943)		(2,780)		(2,303)		(2,175)

Loans, net	$378,017		$352,270		$309,792		$251,344		$224,046

(1)	Residential real estate loans include one-to-four family mortgage loans, second mortgages, and home equity lines of credit.

Loan Portfolio Maturities and Yields. The following table summarizes the final maturities of our loan portfolio at June 30, 2019. This table does not reflect scheduled principal payments, unscheduled prepayments, or the ability of certain loans to reprice prior to maturity dates. Demand loans, and loans having no stated repayment schedule, are reported as being due in one year or less.

	Residential Real Estate		Commercial Real Estate		Residential Construction		Commercial		Consumer and Other		Total Loans
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years
Ending After June 30, 2019
One year or less	$279	7.14%	$11,115	5.63%	$1,476	4.27%	$1,136	6.85%	$284	5.20%	$14,290	5.61%
More than one to five years	5,895	4.21	17,289	5.34	-	0.00	2,875	5.07	675	5.23	26,734	5.06
More than five years	215,314	3.95	117,290	4.55	-	0.00	6,287	4.19	9	3.50	338,900	4.16

Total	$221,488	3.96%	$145,694	4.73%	$1,476	4.27%	$10,298	4.73%	$968	5.21%	$379,924	4.28%

The following table sets forth the amounts of fixed and adjustable rate loans at June 30, 2019 that are contractually due after June 30, 2020.

	Fixed	Adjustable	Total
	(In thousands)
Real Estate Loans:
Residential	$132,391	$88,818	$221,209
Commercial	60,195	74,384	134,579
Commercial	8,504	658	9,162
Consumer and other	684	-	684

Total	$201,774	$163,860	$365,634

At June 30, 2019, the total amount of loans that had fixed interest rates was $204.1 million, and the total amount of loans that had floating or adjustable interest rates was $175.8 million.

Residential Real Estate Loans. Our primary residential lending activity consists of the origination of one-to-four family residential real estate loans that are primarily secured by properties located in Windham and New London Counties, Connecticut. At June 30, 2019, $221.5 million, or 58.3% of our loan portfolio, consisted of one-to-four family residential real estate loans. At June 30, 2019, our residential real estate loans included $8.1 million of second mortgages and $7.0 million of home equity lines of credit. Generally, one-to-four family residential real estate loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%. We will not make loans with a loan-to-value ratio in excess of 100% for one-to-four family residential real estate loans. Fixed rate real estate loans generally are originated for terms of 10 to 30 years. Generally, all fixed rate residential real estate loans are underwritten according to Fannie Mae policies and procedures. There were no residential real estate loans purchased during the fiscal year ended June 30, 2019.

At June 30, 2019, $56.6 million, or 25.6%, of our residential real estate loans were bi-weekly real estate loans. Bi-weekly real estate loans are loans that require payments to be made every two weeks, thus shortening the duration of the loan. The borrower is required to maintain a deposit account with us for automatic withdrawal of the mortgage payment.

Historically, we have sold the majority of longer-term, fixed-rate loans (other than bi-weekly loans) in the secondary market. However, the additional capital raised in the offering has permitted us to retain longer term, fixed-rate loans in our portfolio. We originated $14.6 million of fixed rate one-to-four family residential loans during the year ended June 30, 2019, of which $1.5 million were sold in the secondary market.

We also offer adjustable rate mortgage loans for one-to-four family properties, with an interest rate based on the one-year Constant Maturity Treasury Bill Index, which adjusts annually from the outset of the loan or which adjusts annually after a three-, five-, seven-, or ten-year initial fixed rate period. We originated $7.9 million of adjustable rate one-to-four family residential loans during the year ended June 30, 2019, none of which were sold in the secondary market. Our adjustable rate mortgage loans generally provide for maximum rate adjustments of 100 basis points per adjustment, with a lifetime maximum adjustment up to 6% above the initial rate, regardless of the initial rate. Our adjustable rate real estate loans amortize over terms of up to 30 years.

Adjustable rate real estate loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks because, as interest rates increase, the monthly or bi-weekly payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the value of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents and, therefore, the effectiveness of adjustable rate real estate loans may be limited during periods of rapidly rising interest rates. At June 30, 2019, $88.8 million, or 40.1%, of our one-to-four family residential loans had adjustable rates of interest.

In an effort to provide financing for moderate income home buyers, we offer Veterans Administration (“VA”), Connecticut Housing Finance Authority (“CHFA”) and Rural Development (“RD”) loans. These programs offer residential real estate loans to qualified individuals. These loans are offered with fixed rates of interest and terms of up to 30 years. Such loans are secured by one-to-four family residential properties. All of these loans are originated using agency underwriting guidelines. RD, VA and CHFA loans are closed in the name of Putnam Bank and are immediately sold on a servicing-released basis. All such loans are originated in amounts of up to 100% of the lower of the property’s appraised value or the sale price.

All residential real estate loans that we originate include “due-on-sale” clauses, which give us the right to declare a loan immediately due and payable if, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid. Regulations limit the amount that a savings association may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal of the property at the time the loan is originated. All borrowers are required to obtain title insurance. We also require homeowner’s insurance and fire and casualty insurance and, where circumstances warrant, flood insurance, on properties securing real estate loans. At June 30, 2019, our largest residential real estate loan had a principal balance of $1.1 million and was secured by a one-to-four family residence located in Massachusetts. At June 30, 2019, this loan was performing in accordance with its original terms.

At June 30, 2019, second mortgages and home equity lines of credit totaled $15.1 million, or 6.8% of our residential real estate loans and 4.0% of total loans. Additionally, at June 30, 2019, the unadvanced amounts of home equity lines of credit totaled $10.8 million. The underwriting standards utilized for second mortgages and home equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. Second mortgages are offered with fixed rates of interest and with terms of up to 15 years. The loan-to-value ratio for a home equity loan is generally limited to 80%. However, we offer special programs to borrowers, who satisfy certain underwriting criteria, with loan-to-value ratios of up to 100%. Our home equity lines of credit have adjustable rates of interest which are indexed to the prime rate, as reported in The Wall Street Journal.

Commercial Real Estate Loans. We originate commercial real estate loans, including multi-family real estate loans. These loans are generally secured by one-to-four family non-owner occupied investment properties, multi-family real estate of 20 units or less, small commercial owner and non-owner occupied properties, hotels, non-owner occupied condominiums and commercial vacant land.  The security for these loans is primarily located in our primary market area. At June 30, 2019, commercial mortgage loans totaled $145.7 million, or 38.4% of total loans. Our commercial real estate underwriting policies provide that such real estate loans may be made in amounts of up to 80% of the appraised value of the property provided such loan complies with our current loans-to-one-borrower limit, which at June 30, 2019 was $11.1 million. Our commercial real estate loans may be made with terms of up to five years with 20-year amortization schedules and are offered with interest rates that are fixed or that adjust periodically and are generally indexed to the prime rate as reported in The Wall Street Journal or to Federal Home Loan Bank advance rates. In reaching a decision on whether to make a commercial real estate loan, we consider the net operating income of the property, the borrower’s expertise and credit history, and the profitability of the value of the underlying property. In addition, with respect to commercial real estate rental properties, we will also consider the term of the lease and the quality of the tenants. We generally require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.25x. Environmental surveys are generally required for commercial real estate loans. Generally, multi-family and commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals.

A commercial borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower. We require commercial borrowers to provide annually updated financial statements and federal tax returns. These requirements also apply to all guarantors on commercial loans. We also require borrowers with rental investment property to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable. The largest commercial real estate loans in our portfolio at June 30, 2019 were loans totaling $8.5 million, secured by a hotel located in Connecticut. These loans consisted of $7.4 million outstanding, with an unadvanced portion of $1.1 million as of June 30, 2019. At June 30, 2019, these loans were performing in accordance with its original terms.

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

Commercial Loans. At June 30, 2019, we had $10.3 million in commercial business loans, which amounted to 2.7% of total loans. We make such commercial loans primarily in our market area to a variety of professionals, sole proprietorships and small businesses. Commercial lending products include term loans and revolving lines of credit. Such loans are generally used for longer-term working capital purposes such as purchasing equipment or furniture. Commercial loans are made with either adjustable or fixed rates of interest. Variable rates are based on the prime rate, as published in The Wall Street Journal, plus a margin. Fixed rate commercial loans are set at a margin above the comparable Federal Home Loan Bank advance rate.

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

Commercial loans generally have greater credit risk than residential real estate loans. Unlike residential real estate loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans generally are made on the basis of the borrower’s ability to repay the loan from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. Further, any collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We seek to minimize these risks through our underwriting standards. At June 30, 2019, our largest commercial loan was a $943,000 loan secured by business assets located in our primary market area. This loan was performing according to its original terms at June 30, 2019.

Origination, Purchase, Sale and Servicing of Loans. Lending activities are conducted primarily by our loan personnel operating at our eight branch offices and one loan origination center. All loans originated by us are underwritten pursuant to our policies and procedures. We originate both adjustable rate and fixed rate loans. Our ability to originate fixed or adjustable rate loans is dependent upon the relative customer demand for such loans, which is affected by current and expected future levels of market interest rates. There were no loans purchased during the fiscal year ended June 30, 2019. The Bank performs its own underwriting analysis before purchasing a loan and, therefore, believes there should not be a greater risk of default on these obligations compared to loans the Bank originates itself. However, generally in a purchased loan, the Bank does not service the loan and thus is subject to the policies and practices of the originating lender with regard to pursuing collections and foreclosure proceedings.

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

At June 30, 2019, Putnam Bank was servicing loans in the amount of $20.0 million. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.

During the fiscal year ended June 30, 2019, we originated $22.5 million of one-to-four family loans, of which we retained $21.0 million. We recognize at the time of sale, the cash gain or loss on the sale of the loans based on the difference between the net cash proceeds received and the carrying value of the loans sold.

Loan Approval Procedures and Authority. The board of directors establishes the lending policies and loan approval limits of Putnam Bank. Loan officers generally have the authority to originate loans up to amounts established for each lending officer. Loans in amounts above the individual authorized limits require the approval of Putnam Bank’s Credit Committee. The Credit Committee is authorized to approve all loans-to-one borrower relationships in amounts up to $750,000. Putnam Bank’s Board of Directors must approve all loans and relationships that are $750,000 or greater.

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

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is generally limited, by regulation, to 15% of our stated capital and reserves. At June 30, 2019, our regulatory limit on loans to one borrower was $11.1 million. At that date, the largest aggregate amount loaned by Putnam Bank to one borrower was $8.5 million, consisting of commercial real estate loans. These loans consisted of $7.4 million outstanding, with an unadvanced portion of $1.1 million as of June 30, 2019. The loans comprising this lending relationship were performing in accordance with their original terms as of June 30, 2019.

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

Loans Past Due and Non-Performing Assets.  Loans are reviewed on a regular basis.  Management determines that a loan is impaired or non-performing when it is probable at least a portion of the loan will not be collected in accordance with the original terms due to a deterioration in the financial condition of the borrower or the value of the underlying collateral, if the loan is collateral dependent.  When a loan is determined to be impaired, the measurement of the loan in the allowance for loan losses is based on present value of expected future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Non-accrual loans are loans in which collectability is questionable and therefore interest on such loans will no longer be recognized on an accrual basis. All loans that become 90 days or more delinquent are placed on non-accrual status unless the loan is well secured and in the process of collection. When loans are placed on non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received on a cash basis or cost recovery method.  At June 30, 2019, we had non-performing loans of $4.2 million and a ratio of non-performing loans to total loans of 1.1%.

Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned (“OREO”) until such time as it is sold. When real estate is acquired through foreclosure or by deed in lieu of foreclosure, it is recorded at its fair value, less estimated costs of disposal. If the value of the property is less than the loan, less any related specific loan loss provisions, the difference is charged against the allowance for loan losses. Any subsequent write-down of OREO is charged against earnings. At June 30, 2019, we had OREO of $1.3 million. Other real estate owned is included in non-performing assets.

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

	At June 30,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Non-accrual loans:
Residential real estate loans	$3,530	$3,959	$3,837	$3,367	$2,731
Commercial real estate	260	432	594	876	2,886
Commercial	-	-	-	16	22
Consumer and other	-	1	2	1	1
Total	3,790 (1)	4,392	4,433	4,260	5,640
Accruing loans past due 90 days or more:
Residential real estate loans	159	32	-	-	-
Commercial	279	-	-	-	-
Total	438	32	-	-	-
Total non-performing loans	4,228	4,424	4,433	4,260	5,640
Other real estate owned	1,271	1,381	1,814	1,895	3,155
Total non-performing assets	5,499	5,805	6,247	6,155	8,795
Troubled debt restructurings in compliance with restructured terms	1,415 (2)	1,685	2,245	2,709	2,154
Troubled debt restructurings and total non-performing assets	$6,914	$7,490	$8,492	$8,864	$10,949

Total non-performing loans to total loans	1.11%	1.25%	1.42%	1.69%	2.50%
Total non-performing assets to total assets	1.02%	1.10%	1.19%	1.22%	1.86%
Total non-performing assets and troubled debt restructurings to total assets	1.29%	1.43%	1.62%	1.76%	2.31%

(1)	The gross interest income that would have been reported if the non-accrual loans had performed in accordance with their original terms was $209,000 for the year ended June 30, 2019. Actual income recognized on these loans was $120,000 for the year ended June 30, 2019.
(2)	The gross interest income that would have been reported if the troubled debt restructurings had performed in accordance with their original terms was $91,000 for the year ended June 30, 2019. Actual income recognized on these loans was $12,000 for the year ended June 30, 2019.

Total non-performing assets decreased by $306,000, or 5.3%, to $5.5 million at June 30, 2019 from $5.8 million at June 30, 2019. Non-performing assets as of June 30, 2019 consisted of $1.3 million of other real estate owned, which reflects the repossession of a three-lot residential development project at a carrying value of $97,000, commercial land with a carrying value of $394,000, 202.5 acres of land with a carrying value of $494,000, a residential home with a carrying value of $166,000 and vacant land with a carrying value of $121,000. Also included in non-performing assets at June 30, 2019 was $4.2 million in non-performing loans. These loans consisted of 28 residential loans totaling $3.7 million and three commercial real estate loans totaling $539,000. Non-performing assets as of June 30, 2018 consisted of $1.4 million of other real estate owned, which reflects the repossession of a three-lot residential development project at a carrying value of $110,000, a commercial building with a carrying value of $81,000, commercial land with a carrying value of $418,000, 202.5 acres of land with a carrying value of $557,000, a residential home with a carrying value of $106,000 and another residential home at a carrying value of $110,000. Also included in non-performing assets at June 30, 2018 was $4.4 million in non-performing loans. These loans consisted of 31 residential loans totaling $4.0 million, three commercial real estate loans totaling $432,000 and one consumer loan for $1,000.

Management is focused on working with borrowers and guarantors to resolve non-performing loans by restructuring or liquidating assets when prudent. We review the strength of the guarantors; require face to face discussions and offer restructuring suggestions that provide the borrowers with short-term relief and exit strategies. Overall, we expect to see improvement as solutions are identified and executed. We obtain a current appraisal on all real estate secured loans that are 180 days or more past due if the appraisal in our file is older than one year. If the determination is made that there is the potential for collateral shortfall, an allocated reserve will be assigned to the loan for the expected deficiency. It is our policy to charge off or write down loans or other assets when, in the opinion of the Credit Committee and external loan review, the ultimate amount recoverable is less than the book value, or the collection of the amount is expected to be unduly prolonged. The level of non-performing assets is expected to fluctuate in response to changing economic and market conditions, and the relative sizes of the respective loan portfolios, along with management’s degree of success in resolving problem assets. Management takes a proactive approach with respect to the identification and resolution of problem loans

The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For
	60-89 Days Past Due		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At June 30, 2019
Residential real estate	3	$397	4	$668	7	$1,065
Commercial real estate	-	-	1	279	1	279
Total	3	$397	5	$947	8	$1,344

At June 30, 2018
Residential real estate	2	$238	9	$1,119	11	$1,357
Commercial real estate	-	-	1	124	1	124
Total	2	$238	10	$1,243	12	$1,481

At June 30, 2017
Residential real estate	4	$349	4	$455	8	$804
Total	4	$349	4	$455	8	$804

At June 30, 2016
Residential real estate	-	$-	6	$437	6	$437
Commercial real estate	-	-	1	62	1	62
Total	-	$-	7	$499	7	$499

At June 30, 2015
Residential real estate	2	$193	3	$755	5	$948
Commercial real estate	-	-	7	2,316	7	2,316
Total	2	$193	10	$3,071	12	$3,264

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

On the basis of management’s review of our assets, at June 30, 2019, we classified $5.9 million of our loans as substandard and no loans as doubtful. Of these loans, $3.8 million were considered non-performing and included in the table of non-performing assets. At June 30, 2019, $1.6 million of our loans were designated as special mention, and none of our assets were classified as loss.

The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

Allowance for Loan Losses

Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in our loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. We identify and establish specific loss allowances on impaired loans, establish general valuation allowances on the remainder of our loan portfolio and establish an unallocated portion to reflect losses resulting from the inherent imprecision involved in the loss analysis process. Once a loan becomes delinquent or otherwise identified as impaired, we may establish a specific loan loss allowance based on a review of among other things, expected cash flows, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions and delinquency trends. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. The portions of loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary based on changing economic conditions. The allowance for loan losses as of June 30, 2019 was maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

In addition, the Federal Reserve Board and the Connecticut Department of Banking, as an integral part of their examination process, periodically review our allowance for loan losses. These agencies may require that we recognize additions to the allowance based on their judgment of information available to them at the time of examination.

The following table sets forth activity in our allowance for loan losses for the years indicated.

	Year Ended June 30,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Balance at beginning of year	$2,943	$2,780	$2,303	$2,175	$2,380
Provision for loan losses	(400)	225	548	663	535
Charge-offs:
Residential real estate	(42)	(83)	(100)	(102)	(98)
Commercial real estate	-	-	-	(625)	(879)
Residential construction	-	-	-	-	-
Commercial	-	-	(11)	-	-
Consumer and other	(39)	(42)	(32)	(45)	(44)
Total charge-offs	(81)	(125)	(143)	(772)	(1,021)
Recoveries:
Residential real estate	14	33	46	44	45
Commercial real estate	560	-	-	165	211
Residential construction	-	-	-	-	-
Commercial	13	15	10	12	12
Consumer and other	14	15	16	16	13
Total recoveries	601	63	72	237	281
Net recoveries (charge-offs)	520	(62)	(71)	(535)	(740)
Balance at end of year	$3,063	$2,943	$2,780	$2,303	$2,175

Ratios:
Allowance for loan losses to non-performing loans at end of year	72.45%	66.52%	62.71%	54.06%	38.57%
Allowance for loan losses to total loans outstanding at the end of the year	0.81%	0.83%	0.89%	0.91%	0.96%
Net recoveries (charge-offs) to average loans outstanding	0.14%	(0.02)%	(0.03)%	(0.23)%	(0.32)%

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

	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
At June 30, 2019
Residential real estate (1)	$1,466	47.86%	58.69%
Commercial loans (2)	1,497	48.87	41.06
Consumer and other	28	0.92	0.25
Unallocated	72	2.35	-
Total allowance for loan losses	$3,063	100.00	100.00%

At June 30, 2018
Residential real estate (1)	$1,399	47.53%	67.58%
Commercial loans (2)	1,274	43.29	32.18
Consumer and other	135	4.59	0.24
Unallocated	135	4.59	-
Total allowance for loan losses	$2,943	100.00	100.00%

At June 30, 2017
Residential real estate (1)	$1,365	49.10%	72.85%
Commercial loans (2)	1,240	44.61	26.88
Consumer and other	86	3.09	0.27
Unallocated	89	3.20	-
Total allowance for loan losses	$2,780	100.00%	100.00%

At June 30, 2016
Residential real estate (1)	$1,177	51.11%	78.49%
Commercial loans (2)	1,045	45.37	21.24
Consumer and other	20	0.87	0.27
Unallocated	61	2.65	-
Total allowance for loan losses	$2,303	100.00%	100.00%

At June 30, 2015
Residential real estate (1)	$1,096	50.39%	79.74%
Commercial loans (2)	947	43.54	19.95
Consumer and other	26	1.20	0.31
Unallocated	106	4.87	-
Total allowance for loan losses	$2,175	100.00%	100.00%

(1)	Residential real estate loans include one-to-four family mortgage loans, residential construction loans, second mortgages and home equity lines of credit.
(2)	Commercial loans include commercial real estate loans and commercial loans.

Each quarter, management evaluates the allowance for loan losses based on several factors, some of which are not loan specific but are reflective of the inherent losses in the loan portfolio. This process includes, but is not limited to, a periodic review of loan collectability in light of historical experience, the nature and volume of loan activity, conditions that may affect the ability of the borrower to repay, underlying value of collateral, if applicable, and economic conditions in our immediate market area. First, we group loans by delinquency status. All loans 90 days or more delinquent are generally evaluated individually along with other impaired loans, based primarily on the present value of expected future cash flows or the value of the collateral securing the loan. Specific loss allowances are established as required by this analysis. All loans which are not individually evaluated are segregated by type or loan grade and a loss allowance is established by using loss experience data and management’s judgment concerning other matters it considers significant. The allowance is allocated to each category of loan based on the results of the above analysis. Differences between the allocated balances and recorded allowances are reflected as unallocated to absorb losses resulting from the inherent imprecision involved in the loss analysis process.

This analysis process is inherently subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe that we have established the allowance at levels to absorb probable and estimable losses, future additions may be necessary if economic or other conditions in the future differ from the current environment. Additionally, our regulators, as a part of their examination process, periodically review our allowance for loan losses and may require us to recognize additions to the allowance based on their judgements at the time of their examination.

Investment Activities

Putnam Bank’s Executive Committee is responsible for implementing Putnam Bank’s Investment Policy. The Investment Policy is reviewed annually and any changes to the policy are recommended to, and subject to, the approval of our board of directors. The Executive Committee is comprised of our Chairman, President, Executive Vice President and one rotating director. Authority to make investments under the Investment Policy guidelines is delegated by the Executive Committee to appropriate officers. While general investment strategies are developed and authorized by the Asset/Liability Committee, the execution of specific actions rests with the Chief Executive Officer or Executive Vice President who may act jointly or severally as Putnam Bank’s Investment Officer. The Investment Officer is responsible for ensuring that the guidelines and requirements included in the Investment Policy are followed and that all securities are considered prudent for investment. The Investment Officer is authorized to execute investment transactions (purchases and sales) up to $5 million per transaction without the prior approval of the Executive Committee and within the scope of the established Investment Policy. Each transaction in excess of established limits must receive prior approval of the Executive Committee.

In addition, Putnam Bank utilizes the services of an independent investment advisor to assist in managing the investment portfolio. The investment advisor is responsible for maintaining current information regarding securities dealers with whom they are conducting business on our behalf. A list of appropriate dealers is provided annually to the board of directors for approval prior to execution of trades. The investment advisor, through its assigned portfolio manager, must contact our President or Treasurer to review all investment recommendations and transactions and receive approval from the President or Treasurer prior to execution of any transaction that might be transacted on our behalf. Upon receipt of approval, the investment advisor, or its assigned portfolio manager, is authorized to conduct all investment business on our behalf.

Our Investment Policy requires that all securities transactions be conducted in a safe and sound manner. Investment decisions must be based upon a thorough analysis of each security instrument to determine its quality, inherent risks, fit within our overall asset/liability management objectives, effect on our risk-based capital measurement and prospects for yield and/or appreciation.

The investment policy is consistent with our overall business and asset/liability management strategy, which focuses on sustaining adequate levels of core earnings. During the fiscal year ended June 30, 2019, we recognized $33,000 in other-than-temporary write-downs on non-agency mortgage-backed securities.

U.S. Government and government-sponsored securities. At June 30, 2019, our U.S. Government and government-sponsored securities portfolio classified as available-for-sale totaled $2.2 million, or 2.2% of total securities. At June 30, 2019, our U.S. Government and government-sponsored securities portfolio classified as held-to-maturity totaled $9.4 million, or 9.1% of total securities. While U.S. Government and government-sponsored securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes and as collateral for borrowings.

Corporate Bonds. At June 30, 2019, we had three investments in corporate single-issuer trust preferred securities with a total book value of $4.0 million and total fair value of $3.7 million, or 3.6% of total securities, all of which were classified as available-for-sale. The single-issuer trust preferred investments are evaluated for other-than-temporary impairment by performing a present value of cash flows each quarter. None of the issuers have deferred interest payments or announced the intention to defer interest payments. We believe the decline in fair value is related to the spread over three-month LIBOR, on which the quarterly interest payments are based, as the spread over LIBOR being received is significantly lower than current market spreads. Management concluded the impairment of these investments was considered temporary and asserts that we do not have the intent to sell these investments and that it is more likely than not it will not have to sell the investments before recovery of their cost basis which may be at maturity.

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

At June 30, 2019, mortgage-backed securities and CMOs classified as available-for-sale totaled $23.0 million, or 22.5% of total securities. At June 30, 2019, mortgage-backed securities and CMOs classified as held-to-maturity totaled $53.7 million, or 52.4% of total securities. At June 30, 2019, 59.6% of the mortgage-backed securities were backed by adjustable rate loans and 40.4% were backed by fixed rate mortgage loans. The mortgage-backed securities portfolio had a weighted average yield of 2.96% at June 30, 2019. Investments in mortgage-backed securities involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or if such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates.

State agency and municipal obligations. At June 30, 2019, our state agency and municipal obligations portfolio classified as held-to-maturity totaled $440,000, or 0.4% of total securities.

Other Debt securities. At June 30, 2019, other debt securities portfolio totaled $10.0 million, or 9.7% of total securities, all of which were classified as available-for-sale. At June 30, 2019, the portfolio consisted of auction-rate trust preferred securities (“ARP”). Auction-rate trust preferred securities are a floating rate preferred stock, on which the dividend rate generally resets every 90 days based on an auction process to reflect the yield demand for the instruments by potential purchasers. At June 30, 2019, our investments in auction-rate trust preferred securities consisted of investments in three corporate issuers. We originally purchased these securities because they represented highly liquid, tax-preferred investments secured, in most cases, by preferred stock issued or guaranteed by high quality, investment grade companies, generally other financial institutions (“collateral preferred shares”). The ARP shares, or certificates, we purchased are Class A certificates, which, among other rights, entitles the holder to priority claim on dividends paid into the trust holding the preferred shares.

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

We determine the fair value of the ARPs classified as Level 3 using the quoted market values of the underlying collateral preferred shares, adjusted for the higher yield we earned through the Class A certificates compared with the nominal rate available to a direct owner of the collateral preferred shares. We have not changed this pricing methodology.

As of June 30, 2019, there was an unrealized loss of $24,000, or 0.8% on these securities. We have the ability and intent to hold these securities for the time necessary to collect the expected cash flows.

The table below includes information on the various issuers of Auction Rate Preferred securities we own as of June 30, 2019:

Issuer	Goldman Sachs	Merrill Lynch	Bank of America
Par amount	$3,000,000	$5,000,000	$2,000,000
Book Value	$3,000,000	$5,000,000	$2,000,000
Purchase Date	12-12-07	09-04-07	11-20-07
Maturity Date	08-23-26	05-28-27	08-17-47
Next Reset Date	08-22-19	08-28-19	08-19-19
Reset Frequency	Quarterly	Quarterly	Quarterly
Failed Auction	Yes	Yes	Yes
Receiving Default Rates	Yes	Yes	Yes
Current Rate	4.54%	4.30%	4.50%
Dividends Current	Yes	Yes	Yes

Our entire auction rate preferred securities holdings as of June 30, 2019 had failed auctions for the past fiscal year.

Securities Portfolio Composition. The following tables set forth the composition of our securities portfolio, excluding Federal Home Loan Bank stock, at the dates indicated.

	At June 30,
	2019		2018		2017
	Carrying	Percent	Carrying	Percent	Carrying	Percent
	Value	of Total	Value	of Total	Value	of Total
	(Dollars in thousands)
Securities, available-for-sale:
U.S. Government and government-sponsored securities	$2,242	2.2%	$4,328	3.4%	$4,766	2.8%
Corporate bonds and other securities	3,676	3.6	3,730	2.9	5,578	3.3
U.S. Government-sponsored and guaranteed mortgage-backed securities	20,452	20.0	25,251	19.5	35,915	21.1
Non-agency mortgage-backed securities	2,573	2.5	3,237	2.5	3,891	2.3
Other debt securities (1)	9,976	9.7	10,000	7.7	10,000	5.8
Total securities, available-for-sale	38,919	38.0	46,546	36.0	60,150	35.3
Securities, held-to-maturity:
U.S. Government and government-sponsored securities	9,368	9.2	11,773	9.1	14,411	8.5
State agency and municipal obligations	440	0.4	446	0.3	451	0.3
U.S. Government-sponsored and guaranteed mortgage-backed securities	53,672	52.4	70,597	54.6	95,160	55.9
Total securities, held-to-maturity	63,480	62.0	82,816	64.0	110,022	64.7

Total securities	$102,399	100.0%	$129,362	100.0%	$170,172	100.0%

(1)	Other debt securities consist of ARPs with stated maturity dates.

At June 30, 2019, we had no investments in a single company or entity (other than the U.S. Government or an agency of the U.S. Government) that had an aggregate book value in excess of 10% or more of total stockholders’ equity.

The following table sets forth the amortized cost and estimated fair value of securities of issuers (other than direct obligations of the U.S. Government) as of June 30, 2019, that exceeded 10% of our total equity as of that date.

	At June 30, 2019

	Amortized	Estimated
	Cost	Fair Value
	(in thousands)
Fannie Mae	$32,597	$32,659

Freddie Mac	$26,089	$26,112

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at June 30, 2019 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State agency and municipal obligations as well as common and preferred stock yields have not been adjusted to a tax-equivalent basis. Certain mortgage-backed securities have interest rates that are adjustable and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. At June 30, 2019, mortgage-backed securities with adjustable rates totaled $45.7 million. At June 30, 2019, we held three securities that mature in one year or less, totaling $4.0 million.

	In One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
	(Dollars in thousands)
Securities available-for-sale:
U.S. Government and government-sponsored securities	$-	$-	$-	$2,242	$2,242
Corporate debt securities	-	-	3,676	-	3,676
U.S. Government-sponsored and guaranteed mortgage-backed securities	-	5,074	1,142	14,236	20,452
Non-agency mortgage-backed securities	-	-	-	2,573	2,573
Other debt securities (1)	-	-	7,976	2,000	9,976

Total securities available-for-sale	-	5,074	12,794	21,051	38,919

Securities held-to-maturity:
U.S. Government and government-sponsored securities	4,000	989	-	4,379	9,368
State agency and municipal obligations	-	440	-	-	440
U.S. Government-sponsored and guaranteed mortgage-backed securities	-	411	9,636	43,625	53,672
Total securities held to maturity	4,000	1,840	9,636	48,004	63,480

Total securities	$4,000	$6,914	$22,430	$69,055	$102,399
Weighted average yield	1.81%	2.57%	3.28%	3.13%	3.07%

(1)	Other securities consist of ARPs with stated maturity dates.

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts that we offer allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on historical experience, management believes our deposits are relatively stable. However, the ability to attract and maintain money market accounts and certificates of deposit, and the rates paid on these deposits, have been and will continue to be significantly affected by market conditions. At June 30, 2019, $130.3 million, or 34.0%, of our deposit accounts were certificates of deposit, of which $78.4 million had maturities of one year or less.

The following table sets forth the average distribution of total deposit accounts, by account type, for the years indicated.

	Years Ended June 30,
	2019			2018			2017
			Weighted			Weighted			Weighted
	Average		Average	Average		Average	Average		Average
	Balance	Percent	Rate	Balance	Percent	Rate	Balance	Percent	Rate
	(Dollars in thousands)
Demand deposits	$70,651	19.13%	-%	$69,458	19.06%	-%	$70,283	19.53%	-%
NOW accounts	73,589	19.93	0.38	81,478	22.35	0.37	83,499	23.20	0.35
Regular savings	83,739	22.67	0.08	81,667	22.40	0.08	77,639	21.57	0.08
Money market accounts	22,165	6.00	0.60	22,144	6.08	0.20	18,876	5.25	0.19
Club accounts	206	0.06	0.05	209	0.06	0.05	217	0.06	0.05
	250,350	67.79	0.19	254,956	69.95	0.16	250,514	69.61	0.16
Certificates of deposit	118,956	32.21	1.93	109,552	30.05	1.53	109,390	30.39	1.29
Total	$369,306	100.00%	0.75%	$364,508	100.00%	0.57%	$359,904	100.00%	0.50%

As of June 30, 2019, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $250,000 was $35.0 million. The following table sets forth the maturity of those certificates as of June 30, 2019, in thousands.

Three months or less	$1,130
Over three through six months	6,808
Over six months through one year	19,894
Over one year through three years	4,769
Over three years	2,418
Total	$35,019

Borrowings. Our borrowings consist of advances from, and a line of credit with, the Federal Home Loan Bank of Boston, and securities sold under agreements to repurchase. At June 30, 2019, we had an available line of credit with the Federal Home Loan Bank of Boston in the amount of $2.4 million and access to additional Federal Home Loan Bank advances of up to $43.7 million. We also have an available line of credit with Atlantic Community Bankers Bank in the amount of $4.0 million. There were no amounts advanced on these lines as of June 30, 2019. At June 30, 2019, retail securities sold under agreements to repurchase were $804,000. The following table sets forth information concerning balances and interest rates on our borrowings at the dates and for the years indicated.

	At and For The Year Ended
	June 30,
	2019	2018	2017
	(Dollars in thousands)
Maximum amount of advances outstanding at any month end during the year:
FHLB advances	$62,194	$79,730	$67,000
Securities sold under agreements to repurchase with customers	8,224	5,592	16,022
Average advances outstanding during the year:
FHLB advances	$62,533	$73,020	$59,747
Securities sold under agreements to repurchase with customers	2,075	2,308	4,018
Balance outstanding at end of year:
FHLB advances	$62,145	$63,199	$67,000
Securities sold under agreements to repurchase with customers	804	664	1,582
Weighted average interest rate during the year:
FHLB advances	1.93%	1.84%	2.36%
Securities sold under agreements to repurchase with customers	0.10	0.09	0.10
Weighted average interest rate at end of year:
FHLB advances	1.93%	1.92%	2.10%
Securities sold under agreements to repurchase with customers	0.10	0.10	0.10

Subsidiary Activities

PB Bancorp, Inc.’s only subsidiary is Putnam Bank. Putnam Bank has three subsidiaries, Windham North Properties, LLC, PSB Realty, LLC and Putnam Bank Mortgage Servicing Company. Windham North Properties, LLC is used to acquire title to selected properties on which Putnam Bank forecloses. As of June 30, 2019, Windham North Properties, LLC, owned five such properties. PSB Realty, LLC owns a parcel of real estate located immediately adjacent to Putnam Bank’s main office. This real estate is utilized as a loan center for Putnam Bank and there are no outside tenants that occupy the premises. PSB Realty, LLC also owns the 40 High Street, Norwich branch building and real estate. Putnam Bank Mortgage Servicing Company is a qualified “passive investment company” that is intended to reduce Connecticut state taxes on interest earned on real estate loans.

Personnel

As of June 30, 2019, we had 81 full-time employees and 32 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good working relations with our employees.

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

The Company is currently open to audit under statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended June 30, 2016 through June 30, 2019. The Federal return for the tax year ended 2009 was audited in 2010. The state tax returns have not been audited for the last five years.

Federal Taxation

Method of Accounting. For federal income tax purposes, PB Bancorp, Inc. and Putnam Bank currently report their income and expenses on the accrual method of accounting and use a tax year ending June 30 for filing their federal income tax returns. On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into law, which decreased the federal tax rate to 21.0% beginning January 1, 2018. The fiscal year ending June 30, 2018 results reflect the initial impact of TCJA, which resulted in an additional $211,000 tax provision booked as of December 31, 2017 due to the revaluation of its net deferred tax asset at the enactment date.

Bad Debt Reserves. Prior to the Small Business Protection Act of 1996 (the “1996 Act”), Putnam Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at our taxable income. As a result of the 1996 Act, Putnam Bank was required to use the specific charge off method in computing its bad debt deduction beginning with its 1996 federal tax return. Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve). At June 30, 2019, Putnam Bank had no reserves subject to recapture in excess of its base year reserves.

Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if Putnam Bank failed to meet certain thrift asset and definitional tests. Federal legislation has eliminated these thrift-related recapture rules. At June 30, 2019, our total federal pre-1988 base year reserve was approximately $2.3 million. However, under current law, pre-1988 base year reserves remain subject to recapture if Putnam Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.

Alternative Minimum Tax: The Internal Revenue Code of 1986, as amended (the “Code”) imposes an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences, which we refer to as “alternative minimum taxable income.”  The AMT is payable to the extent such alternative minimum taxable income is in excess of an exemption amount and the AMT exceeds the regular income tax.  Net operating losses can offset no more than 90% of alternative minimum taxable income.  Certain AMT credits may be used as credits against regular tax liabilities in future years.  At June 30, 2019, PB Bancorp, Inc. had no AMT payments and no net operating losses available for carry forward to future periods. As of June 30, 2018, we had AMT credit carryforwards of $1.2 million.  Under the Tax Cuts and Jobs Act, the AMT has been eliminated and any credits will be fully recovered by 2021.

Net Operating Loss Carryovers. A company may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. Net operating losses incurred in tax years arising after December 31, 2017, are providing no carryback and an indefinite carryforward.

Corporate Dividends-Received Deduction. PB Bancorp, Inc. may exclude from its income 100% of dividends received from Putnam Bank as a member of the same affiliated group of corporations. The corporate dividends-received deduction is 65% in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, and corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 50% of dividends received or accrued on their behalf.

State Taxation

Connecticut State Taxation. PB Bancorp, Inc., Putnam Bank and its subsidiaries are subject to the Connecticut corporation business tax. Both entities are required to pay the regular corporation business tax (income tax).

The Connecticut corporation business tax is based on the federal taxable income before net operating loss and special deductions and makes certain modifications to federal taxable income to arrive at Connecticut taxable income.  Connecticut taxable income multiplied by the state tax rate of 7.5% to arrive at Connecticut income tax.  At June 30, 2019, PB Bancorp, Inc. and subsidiaries had $88 million of net operating losses.  These available Connecticut net operating loss carryforwards allows the taxpayer to offset 50% of their CT taxable income.

The State of Connecticut permits the formation of passive investment companies by financial institutions. This legislation exempts qualifying passive investment companies from the Connecticut corporation business tax and excludes dividends paid from a passive investment company from the taxable income of the parent financial institution. Putnam Bank’s passive investment company, Putnam Bank Mortgage Servicing Company, eliminated the state income tax expense of Putnam Bank. If the State of Connecticut were to pass legislation in the future to eliminate the passive investment company exemption Putnam Bank would be subject to state income taxes in Connecticut.

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

Connecticut banks are also authorized to engage in any activity permitted for a national bank, a federal savings association or an out of state state-chartered bank upon filing notice with the Connecticut Banking Commissioner unless the Connecticut Banking Commissioner disapproves the activity.

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

Legislation enacted in May 2018 requires the federal banking agencies, including the Federal Reserve Board, to establish for institutions with less than $10 billion of assets a “community bank leverage ratio” of tangible equity capital to total average consolidated assets of between 8 to 10%. Institutions with capital meeting the specified requirement and electing to follow the alternative regulatory capital structure will be considered to comply with the applicable regulatory capital requirements, including the risk-based requirements. The establishment of the community bank leverage ratio is subject to notice and comment rulemaking by the federal regulators and the agencies issued a proposed rule in February 2019 that would set the “community bank leverage ratio” at 9%. In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019.

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

Interstate Banking and Branching. Federal law permits well capitalized and well managed holding companies to acquire banks in any state, subject to Federal Reserve Board approval, certain concentration limits and other specified conditions. Interstate mergers of banks are also authorized, subject to regulatory approval and other specified conditions. More recent legislative amendments permit banks to establish de novo branches on an interstate basis provided that branching is authorized by the law of the host state for the banks chartered by that state.

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

The Federal Reserve Board has adopted regulations to implement the prompt corrective action legislation. The regulations were amended to incorporate the previously mentioned increased regulatory capital standards that were effective January 1, 2015. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%. The Dodd-Frank Act provides that an institution that elects and complies with the “community bank leverage ratio” alternative will be deemed to be “well capitalized.”

At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on payment of dividends, and restrictions on the acceptance of brokered deposits. A bank that is classified as well-capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency determines, after notice and opportunity for hearing, that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. If an insured depository institution is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the appropriate federal banking agency, and the holding company must guarantee the performance of that plan. An undercapitalized bank’s compliance with a capital restoration plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5.0% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of additional restrictions including, but not limited to, an order by the Federal Reserve Board to sell sufficient voting stock to become adequately capitalized, reduce total assets, cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.

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

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature by year end 2019. For the quarter ended June 30, 2019, the annualized FICO assessment was equal to 0.12 basis points of total assets less tangible capital.

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

Federal Reserve System

The Federal Reserve Board regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The amount of required reserves is adjusted annually. For 2019, the Federal Reserve Board’s regulations require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $124.2 million or less, the reserve requirement is 3.0%; amounts greater than $124.2 million require a 10.0% reserve. The first $16.3 million of otherwise reservable balances is exempted from the reserve requirements. Putnam Bank is in compliance with these requirements.

Federal Home Loan Bank System

Putnam Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. Putnam Bank was in compliance with this requirement at June 30, 2019. Based on redemption provisions of the Federal Home Loan Bank of Boston, the stock has no quoted market value and is carried at cost. At its discretion, the Federal Home Loan Bank of Boston may declare dividends on the stock. The Federal Home Loan Banks are required to provide funds for certain purposes including contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. For the fiscal year ended June 30, 2019, the Federal Home Loan Bank paid quarterly dividends equal to an average annual yield of 6.34%. There can be no assurance that such dividends will continue in the future. Further, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks also will not cause a decrease in the value of the Federal Home Loan Bank of Boston stock held by Putnam Bank.

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

As a savings and loan holding company, PB Bancorp’s activities are limited to those activities permissible by law for financial holding companies (if PB Bancorp makes an election to be treated as a financial holding company and meets the other requirements to be a financial holding company) or multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, incidental to financial activities or complementary to a financial activity. Such activities include lending and other activities permitted for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, and selling insurance and underwriting equity securities. Multiple savings and loan holding companies are authorized to engage in activities specified by federal regulation.

Federal law prohibits a savings and loan holding company from directly or indirectly acquiring more than 5% of another savings institution or savings and loan holding company without prior written approval of the Federal Reserve Board, and from acquiring or retaining control of any depository institution not insured by the Federal Deposit Insurance Corporation. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider such things as the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on and the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors. A savings and loan holding company may not acquire a savings institution in another state and hold the target institution as a separate subsidiary unless it is a supervisory acquisition under Section 13(k) of the Federal Deposit Insurance Act or the law of the state in which the target is located authorizes such acquisitions by out-of-state companies.

Savings and loan holding companies historically had not been subjected to consolidated regulatory capital requirements. However, the Dodd-Frank Act required the Federal Reserve Board to establish minimum consolidated capital requirements for all depository institution holding companies that are as stringent as those required for the insured depository subsidiaries. Subsequent legislation was enacted in December 2014 that required the Federal Reserve Board to extend the applicability of its “Small Bank Holding Company” exemption from consolidated holding company capital requirements from holding companies of up to $500 million of consolidated assets to holding companies of up to $1 billion. Regulations implementing this amendment were effective May 15, 2015. Legislation enacted in May 2018 directed the Federal Reserve to extend the exemption to holding companies of up to $3 billion in consolidated assets, which was done in August 2018. Consequently, savings and loan holding companies with under $3 billion in consolidated assets, such as PB Bancorp, remain exempt from consolidated regulatory capital requirements, unless the Federal Reserve determines otherwise in particular cases.

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

In order for PB Bancorp to be regulated by the Federal Reserve Board as a savings and loan holding company, rather than as a bank holding company, Putnam Bank must qualify as a “qualified thrift lender” under federal regulations or satisfy the “domestic building and loan association” test under the Internal Revenue Code. Under the qualified thrift lender test, a savings institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangible assets, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine out of each twelve month period. At June 30, 2019, Putnam Bank maintained 73.3% of its portfolio assets in qualified thrift investments and was in compliance with the qualified thrift lender requirement.

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

Acquisition of 10% or more of the stock of Connecticut-chartered institutions or companies controlling Connecticut institutions may also require the prior approval of the Connecticut Banking Commissioner.

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

A worsening of economic conditions in our market area could reduce demand for our products and services and/or result in increases in our level of non-performing loans, which could adversely affect our financial condition and results of operations.

Unlike larger financial institutions that are more geographically diversified, our profitability depends primarily on the general economic conditions in Eastern Connecticut and the Rhode Island and Massachusetts communities adjacent to Windham County, Connecticut. Local economic conditions have a significant impact on the ability of our borrowers to repay loans and the value of the collateral securing loans. Almost all of our loans are to borrowers located in or secured by collateral located in Eastern Connecticut and the Rhode Island and Massachusetts communities adjacent to Windham County and New London County, Connecticut.

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

Competition in the banking and financial services industry is intense. In our market area, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms. Many of these competitors have substantially greater resources and lending limits than we have and offer certain services that we do not or cannot provide. In addition, some of our competitors offer loans with lower interest rates on more attractive terms than those offered by us, which we expect to continue in the foreseeable future. Competition also makes it more difficult and costly to attract and retain qualified employees. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to successfully compete in our market area. The greater resources and deposit and loan products offered by some of our competitors may limit our ability to increase our interest earning assets.

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

The increasing amount of commercial loans may result in errors in judging its collectability, which may lead to additional provisions for loan losses or charge-offs, which would reduce our profits.

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

The rates we earn on our assets and the rates we pay on our liabilities are generally fixed for a contractual period of time. Like many savings institutions, our liabilities generally have shorter contractual maturities than our assets. This imbalance can create significant earnings volatility, as market interest rates change over time. In a period of rising interest rates, the interest income earned on our assets may not increase as rapidly as the interest paid on our liabilities. Furthermore, increases in interest rates may adversely affect our ability to originate loans and/or the ability of our borrowers to make loan repayments on adjustable-rate loans, as the interest owed on such loans would increase as interest rates increase. In a period of declining interest rates, the interest income earned on our assets may decrease more rapidly than the interest paid on our liabilities, as borrowers speed up prepayments of mortgage loans, and mortgage-backed securities and callable investment securities are called, requiring us to reinvest those cash flows at lower interest rates. See “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk.”

In addition, changes in interest rates can affect the average life of loans and mortgage-backed and related securities. A reduction in interest rates results in increased prepayments of loans and mortgage-backed and related securities, as borrowers refinance their debt to reduce their borrowing costs. This creates reinvestment risk, which is the risk that we may not be able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities. Furthermore, an inverted interest rate yield curve, where short-term interest rates (which are usually the rates at which financial institutions borrow funds) are higher than long-term interest rates (which are usually the rates at which financial institutions lend funds for fixed-rate loans) can reduce a financial institution’s net interest margin and create financial risk for financial institutions that originate longer-term, fixed-rate mortgage loans.

Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition, liquidity and results of operations. Changes in the level of interest rates also may negatively affect the value of our assets and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings.

At June 30, 2019, our “rate shock” analysis prepared by our third-party consultant indicates that our net portfolio value would decrease by $12.0 million if there was an instantaneous 200 basis point increase in market interest rates. However, our interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on our balance sheet or projected operating results. For further discussion of how changes in interest rates could impact us, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk.”

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

Our results of operations are substantially dependent on our net interest income. At June 30, 2019, 23.8% of our assets were invested in investment securities and cash and cash equivalents. These investments yield substantially less than the loans we hold in our portfolio. While we intend to invest a greater proportion of our assets in loans with the goal of increasing our net interest income, we may not be able to increase originations of loans that are acceptable to us.

Our emphasis on one-to-four family residential mortgage loans exposes us to increased credit risks.

At June 30, 2019, $221.5 million, or 58.3% of our loan portfolio, was secured by one-to-four family real estate, which included $8.1 million of second mortgages and $7.0 million of home equity lines of credit. Recent economic conditions have resulted in declines in real estate values in our market areas.  These declines in real estate values could cause some of our mortgage and home equity lines of credit to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

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

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for our loans. In determining the amount of the allowance for loan losses, we review the size and composition of our loan portfolio and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities may have a material adverse effect on our results of operations and financial condition. Our allowance for loan losses was 0.81% of total loans and 72.45% of non-performing loans at June 30, 2019. Material additions to our allowance would materially decrease our net income.

The Financial Accounting Standards Board has adopted a new accounting standard that will be effective for PB Bancorp, Inc. and Putnam Bank beginning in January 2023.  This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to estimate lifetime expected credit losses on loans at the time of origination, and recognize the expected credit losses as allowances for loan losses.  This will change the current method of providing allowances for loan losses that are probable, which may require us to increase our allowance for loan losses, and may greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for loan losses. The Financial Accounting Standards Board has proposed delaying the implementation date for smaller reporting companies, like the Company.

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

The Company and Putnam Bank are subject to extensive regulation, supervision and examination by the Connecticut Department of Banking and the Federal Reserve Board. Such regulation and supervision governs the activities in which an institution and its holding company may engage and are intended primarily for the protection of insurance funds and the depositors and borrowers of Putnam Bank rather than for holders of our common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. These regulations, along with the currently existing tax, accounting, securities, insurance, monetary laws, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent registered public accounting firm. These changes could materially impact, potentially even retroactively, how we report our financial condition and results of our operations as could our interpretation of those changes.

We are subject to more stringent capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or constrain us from paying dividends or repurchasing shares.

We are subject to the following capital requirements: (i) a common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% ; (iii) a total capital ratio of 8% (unchanged from prior rules); and (iv) a Tier 1 leverage ratio of 4%. Unrealized gains and losses on certain “available-for-sale” securities holdings are included for calculating regulatory capital requirements unless a one-time opt-out is exercised. Putnam Bank elected to opt out of the requirement. We are also subject to a “capital conservation buffer” of 2.5% that has resulted in the following additional minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. An institution is subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that can be utilized for such actions.

We meet all of these requirements, including the capital conservation buffer, as of June 30, 2019.

The application of these capital requirements could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions constraining us from paying dividends or repurchasing shares if we were to be unable to comply with such requirements. See “Item 1. Business—Supervision and Regulation—Federal Bank Regulation—Capital Requirements.”

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

We rely on the ability of our employees and systems to process a high number of transactions. Operational risk is the risk of loss resulting from our operations, including but not limited to, the risk of fraud by employees or persons outside our company, the execution of unauthorized transactions by employees, errors relating to transaction processing and technology, breaches of the internal control system and compliance requirements, and business continuation and disaster recovery. Insurance coverage may not be available for such losses, or where available, such losses may exceed insurance limits. This risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of non-compliance with applicable regulatory standards, adverse business decisions or their implementation, and customer attrition due to potential negative publicity. In the event of a breakdown in the internal control system, improper operation of systems or improper employee actions, we could suffer financial loss, face regulatory action, and suffer damage to our reputation.

Cyber-attacks or other security breaches could adversely affect our operations, net income or reputation.

We regularly collect, process, transmit and store significant amounts of confidential information regarding our customers, employees and others and our business, operations, plans and strategies. In some cases, this confidential or proprietary information is collected, compiled, processed, transmitted or stored by third parties on our behalf.

Information security risks have generally increased in recent years because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial and other transactions and the increased sophistication and activities of perpetrators of cyber-attacks and mobile phishing. Mobile phishing, a means for identity thieves to obtain sensitive personal information through fraudulent e-mail, text or voice mail, is an emerging threat targeting the customers of financial entities. A failure in or breach of our operational or information security systems, or those of our third-party service providers, as a result of cyber-attacks or information security breaches or due to employee error, malfeasance or other disruptions could adversely affect our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and/or cause losses.

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

We, and other participants in the financial services industry upon whom we rely to operate, have been and may in the future become involved in legal and regulatory proceedings. Most of the proceedings we consider to be in the normal course of our business or typical for the industry; however, it is inherently difficult to assess the outcome of these matters, and we may not prevail in any proceeding or litigation. There could be substantial cost and management diversion in such litigation and proceedings, and any adverse determination could have a materially adverse effect on our business, brand or image, or our financial condition and results of our operations.

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

The bodies responsible for establishing and interpreting accounting standards, including the Financial Accounting Standards Board, the Securities and Exchange Commission and other regulatory bodies, periodically change the financial accounting and reporting guidance that governs the preparation of our financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply new or revised guidance retroactively, which could negatively impact our results of operation.

Changes in management’s estimates and assumptions may have a material impact on our consolidated financial statements and our financial condition or operating results.

In preparing this annual report as well as other periodic reports we are required to file under the Securities Exchange Act of 1934, including our consolidated financial statements, we are required under applicable rules and regulations to make estimates and assumptions as of a specified date. These estimates and assumptions are based on management’s best estimates and experience as of that date and are subject to substantial risk and uncertainty. Materially different results may occur as circumstances change and additional information becomes known. Areas requiring significant estimates and assumptions by management include other-than-temporary impairment of securities, valuation of deferred tax assets and goodwill, and our evaluation of the adequacy of our allowance for loan losses.

We are subject to environmental liability risk associated with lending activities.

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

Our stock-based benefit plans have increased our expenses and reduced our income, and may dilute your ownership interests.

In February 2017, our stockholders approved the PB Bancorp, Inc. 2017 Equity Incentive Plan. Stockholders approved the issuance of 181,306 shares of common stock pursuant to restricted stock and the issuance of 453,267 shares of common stock pursuant to stock options. During fiscal 2019, we recognized $451,000 in noninterest expense relating to this stock benefit plan and we expect to incur additional expenses in the future.

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

If our enterprise risk management framework is not effective at mitigating risk and loss to us, we could suffer unexpected losses and our results of operations could be materially adversely affected.

Our enterprise risk management framework seeks to achieve an appropriate balance between risk and return, which is critical to optimizing stockholder value. We have established processes and procedures intended to identify, measure, monitor, report and analyze the types of risk to which we are subject, including credit, liquidity, operational, regulatory compliance and reputational. However, as with any risk management framework, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. If our risk management framework proves ineffective, we could suffer unexpected losses and our business and results of operations could be materially adversely affected.

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

We may be required to transition from the use of the LIBOR interest rate index in the future.

We have certain loans and investment securities indexed to LIBOR to calculate the loan interest rate. The continued availability of the LIBOR index is not guaranteed after 2021. We cannot predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR (with the exception of overnight repurchase agreements, which are expected to be based on the Secured Overnight Financing Rate, or SOFR). The language in our LIBOR-based contracts and financial instruments has developed over time and may have various events that trigger when a successor rate to the designated rate would be selected. If a trigger is satisfied, contracts and financial instruments may give the calculation agent discretion over the substitute index or indices for the calculation of interest rates to be selected. The implementation of a substitute index or indices for the calculation of interest rates under our loan agreements with our borrowers may result in our incurring significant expenses in effecting the transition, may result in reduced loan balances if borrowers do not accept the substitute index or indices, and may result in disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute index or indices, which could have an adverse effect on our results of operations.

A protracted government shutdown may result in reduced loan originations and related gains on sale and could negatively affect our financial condition and results of operations.

During any protracted federal government shutdown, we may not be able to close certain loans and we may not be able to recognize non-interest income on the sale of loans. Some of the loans we originate are sold directly to government agencies, and some of these sales may be unable to be consummated during a shutdown. In addition, we believe that some borrowers may determine not to proceed with their home purchase and not close on their loans, which would result in a permanent loss of the related non-interest income. A federal government shutdown could also result in reduced income for government employees or employees of companies that engage in business with the federal government, which could result in greater loan delinquencies, increases in our nonperforming, criticized and classified assets and a decline in demand for our products and services.

Deterioration in the performance or financial position of the Federal Home Loan Bank of Boston might restrict the Federal Home Loan Bank of Boston’s ability to meet the funding needs of its members, cause a suspension of its dividend, and cause its stock to be determined to be impaired.

Significant components of our liquidity needs are met through access to funding pursuant to our membership in the Federal Home Loan Bank of Boston. The Federal Home Loan Bank of Boston is a cooperative that provides services to its member banking institutions. The primary reason for joining the Federal Home Loan Bank of Boston is to obtain funding. The purchase of stock in the Federal Home Loan Bank of Boston is a requirement for a member to gain access to funding. Any deterioration in the Federal Home Loan Bank of Boston’s performance or financial condition may affect our ability to access funding and/or require us to deem the required investment in Federal Home Loan Bank of Boston stock to be impaired. If we are not able to access funding, we may not be able to meet our liquidity needs, which could have an adverse effect on the results of operations or financial condition. Similarly, if we deem all or part of our investment in Federal Home Loan Bank of Boston stock impaired, such action could have a material adverse effect on our results of operations or financial condition.

Our funding sources may prove insufficient to replace deposits at maturity and support our future growth.

We must maintain sufficient funds to respond to the needs of depositors and borrowers. As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. These additional sources consist primarily of Federal Home Loan Bank advances, proceeds from the sale of loans, federal funds purchased and brokered certificates of deposit, including deposits obtained through the Certificate of Deposit Registry Service, also known as CDARS. As we continue to grow, we are likely to become more dependent on these sources. Adverse operating results or changes in industry conditions could lead to difficulty or an inability in accessing these additional funding sources. Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. If we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our operating margins and results of operations would be adversely affected.

If our government banking deposits were lost within a short period of time, this could negatively impact our liquidity and earnings.

As of June 30, 2019, we held $12.9 million of deposits from municipalities throughout Connecticut. These deposits may be more volatile than other deposits and generally are larger than our other consumer and business deposits. If a significant amount of these deposits were withdrawn within a short period of time, it could have a negative impact on our short-term liquidity and have an adverse impact on our earnings.

ITEM 1B.	Unresolved Staff Comments

Not applicable.

ITEM 2.	Properties

We conduct substantially all of our business through our main office, seven full service branch offices and one loan origination center. We also conduct limited business operations through a “Special Needs Limited Branch” and a “Limited Services Branch”. In 2002, we began Limited Service (Mobile) Branch activities. The Limited Services (Mobile) Branch serves three locations in our primary market area consisting of schools and retirement facilities. Bank personnel visit these facilities approximately once per week and, in the case of school locations, conduct deposit taking activities and, in the case of the retirement facilities, conduct deposit taking, check cashing, notary and certificate of deposit renewal activities. Set forth below is information on our office locations as of June 30, 2019. The net book value of our premises, land and equipment was approximately $3.1 million at June 30, 2019.

	Leased or		Year Acquired	Square	Net Book Value
Location	Owned		or Leased	Footage	of Real Property
					(In thousands)
Main Office:
40 Main Street	Owned		1974	14,938	$652
Putnam, Connecticut 06260

Full Service Branches:
251 Kennedy Drive	Leased		2006	473	17
Putnam, Connecticut 06260

100 Averill Road	Owned		1981	2,487	247
Pomfret Center, Connecticut 06259

125 Wauregan Road	Owned		1993	2,452	198
Danielson, Connecticut 06239

11 Pratt Road	Owned		2000	2,162	231
Plainfield, Connecticut 06374

461 Voluntown Road, Rte. 138	Leased		2005	2,600	1
Griswold, Connecticut 06351

2 Chapman Lane	Owned	(2)	2009	2,400	354
Gales Ferry, Connecticut 06335

40 High Street	Owned		2009	2,800	874
Norwich, Connecticut 06360

Loan Center:
50 Canal Street	Owned		2000	2,940	91
Putnam, Connecticut 06260

Special Needs Limited Branch (1):
Creamery Brook Retirement Village	__		__	__	__
36 Vina Lane
Brooklyn, Connecticut 06234
Total					$2,665

(1)	Our personnel are at this location for approximately two hours once a week. The facility provides a furnished room for us at no cost. Our personnel conduct limited banking activities, such as deposit-taking, check cashing, notary and certificate of deposit renewals. We began operating at this location in 2002.
(2)	The Bank owns the branch building and leases the land.

ITEM 3.	Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal proceedings arising in the ordinary course of business. At June 30, 2019, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Market under the symbol “PBBI.” At June 30, 2019, there were 7,447,204 shares outstanding in our common stock. The approximate number of holders of record of PB Bancorp, Inc.’s common stock as of September 6, 2019 was 471. Certain shares of PB Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

Information with respect to securities authorized for issuance under the Company’s Equity Compensation Plan is contained in Item 13 of this Annual Report on Form 10-K.

ITEM 6.	Selected Financial Data

The Company has derived the following selected consolidated financial and other data in part from its consolidated financial statements. The following is only a summary and you should read it in conjunction with the Company’s consolidated financial statements and notes thereto. The information at June 30, 2019 and 2018 and for the fiscal years ended June 30, 2019 and 2018 is derived in part from the audited consolidated financial statements that appear in Item 8 of this Annual Report on Form 10-K. The information at June 30, 2017, 2016 and 2015, and for the fiscal years ended June 30, 2017, 2016, and 2015, is derived in part from audited consolidated financial statements that do not appear in this document.

	At June 30,
	2019	2018	2017	2016	2015
	(In thousands)
Selected Financial Condition Data:

Total assets	$538,030	$525,388	$524,148	$502,557	$473,601
Cash and cash equivalents	25,672	10,102	10,173	5,133	5,326
Securities available-for-sale, at fair value	38,919	46,546	60,150	70,436	45,657
Securities held-to-maturity, at amortized cost	63,480	82,816	110,022	144,343	164,096
Loans receivable, net	378,017	352,270	309,792	251,344	224,046
Deposits	383,859	371,585	365,761	356,066	357,641
Borrowings	62,949	63,863	68,582	56,259	59,537
Total stockholders' equity	85,072	84,289	84,537	85,088	51,744

	For the Year Ended June 30,
	2019	2018	2017	2016	2015
	(In thousands)
Selected Operating Data:

Interest and dividend income	$18,651	$17,320	$15,322	$13,785	$13,574
Interest expense	3,693	3,239	3,184	3,224	3,608
Net interest income	14,958	14,081	12,138	10,561	9,966
Provision (credit) for loan losses	(400)	225	548	663	535
Net interest income after (credit) provision for loan losses	15,358	13,856	11,590	9,898	9,431
Non-interest income	2,656	2,773	3,263	2,689	2,361
Non-interest expense	12,851	12,335	11,715	11,448	11,306
Income before income taxes	5,163	4,294	3,138	1,139	486
Income tax expense (benefit)	856	1,165	822	239	(65)
Net income	$4,307	$3,129	$2,316	$900	$551

	At or for the Year Ended June 30,
	2019	2018	2017	2016	2015
Selected Financial Ratios and Other Data:

Performance Ratios:
Return on average assets	0.82%	0.59%	0.45%	0.18%	0.12%
Return on average equity	5.09	3.70	2.72	1.36	1.06
Interest rate spread (1)	2.76	2.60	2.28	2.09	2.04
Net interest margin (2)	3.02	2.82	2.52	2.30	2.23
Non-interest expense to average assets	2.46	2.33	2.28	2.35	2.36
Efficiency ratio (3)	72.96	73.19	76.07	86.40	91.72
Basic earnings per share	$0.60	$0.43	$0.31	$0.12	$0.07
Diluted earnings per share	$0.60	$0.43	$0.31	$0.12	$0.07
Average interest-earning assets to average interest-bearing liabilities	135.50%	134.17%	135.84%	130.88%	122.24%
Dividend payout ratio	57.84%	49.50%	44.17%	102.00	71.32

Capital Ratios:
Equity to total assets at end of period	15.81%	16.04%	16.13%	16.93%	10.93%
Average equity to average assets	16.19	16.02	16.57	13.56	10.91
Total capital to risk-weighted assets	18.53	19.05	20.20	21.77	15.18
Tier 1 capital to risk-weighted assets	17.69	18.19	19.33	20.95	14.41
Common Equity Tier 1 capital to risk-weighted assets	17.69	18.19	19.33	20.95	14.41
Tier 1 capital to adjusted total assets	12.57	12.16	12.56	12.23	8.70

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	0.81%	0.83%	0.89%	0.91%	0.96%
Allowance for loan losses as a percent of non- performing loans	72.45	66.52	62.71	54.06	38.57
Net recoveries (charge-offs) to average outstanding loans during the period	0.14	(0.02)	(0.03)	(0.23)	(0.32)
Non-performing loans as a percent of total loans	1.11	1.25	1.42	1.69	2.50
Non-performing assets as a percent of total assets	1.02	1.10	1.19	1.22	1.86

Other Data:
Number of full-service offices	8	8	8	8	8

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	Represents non-interest expense divided by the sum of net interest income and non-interest income.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses changes in the financial condition and results of operations at and for the years ended June 30, 2019 and 2018, and should be read in conjunction with the Company’s Consolidated Financial Statements and the notes thereto, appearing in Part II, Item 8 of this Annual Report on Form 10-K.

Overview

Our profitability is highly dependent on our net interest income, which is the difference between our interest income on interest-earning assets, such as loans and securities, and our interest expense on interest-bearing liabilities, such as deposits and borrowed funds.

Our net income increased $1.2 million, or 37.6%, to $4.3 million, or $0.60 per basic and diluted share for the fiscal year ended June 30, 2019, compared to $3.1 million, or $0.43 per basic and diluted share, for the fiscal year ended June 30, 2018. The increase was due primarily to an increase in net interest income of $877,000 to $15.0 million for the fiscal year ended June 30, 2019 from $14.1 million for the fiscal year ended June 30, 2018.  The provision for loan losses decreased $625,000, or 277.8%, to a credit of $400,000 for the fiscal year ended June 30, 2019 from provision of $225,000 for the fiscal year ended June 30, 2018. Non-interest income decreased $117,000, or 4.2%, to $2.7 million for the fiscal year ended June 30, 2019 from $2.8 million for the fiscal year ended June 30, 2018 and non-interest expense increased by $516,000, or 4.2%, to $12.9 million for the fiscal year ended June 30, 2019 from $12.3 million for the fiscal year ended June 30, 2018. Income tax expense decreased by $309,000 to $856,000 for the fiscal year ended June 30, 2019 from $1.2 million for the fiscal year ended June 30, 2018. Tax expense for the fiscal year ended June 30, 2018 included a charge of $211,000 to our deferred tax expense because of the reduced corporate tax rate included in the Tax Cuts and Jobs Act enacted on December 22, 2017, which reduced our deferred tax asset.

Unlike larger financial institutions that are more geographically diversified, our profitability depends primarily on the general economic conditions in Eastern Connecticut and the Rhode Island and Massachusetts communities adjacent to Windham County and New London County, Connecticut. Local economic conditions have a significant impact on our commercial real estate and construction and consumer loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. In addition, changes in economic conditions could result in increased actual losses or increased losses inherent in our loan portfolio, either of which could require us to significantly increase the level of our provision for loan losses. Changes in economic conditions could further negatively affect us as described in “Item 1a.—Risk Factors—A worsening of economic conditions could reduce demand for our products and services and/or result in increases in our level of non-performing loans, which could have an adverse effect on our results of operations.”

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

Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. We consider a variety of factors in conducting this evaluation including, but not limited to, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal and external loan reviews and other relevant factors. This evaluation is inherently subjective as it requires material estimates by management that may be susceptible to significant change. The allowance for loan losses has three components: general, specific and unallocated as further discussed below.

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

Other-Than-Temporary Impairment of Securities. Management periodically reviews all investment securities with significant declines in fair value for potential other-than-temporary impairment.

Goodwill. Our goodwill (the amount paid in excess of fair value of acquired net assets) is reviewed at least annually to ensure that there have been no events or circumstances resulting in an impairment of the recorded amount in excess of the purchase price. Adverse changes in the economic environment, operations of acquired business units, or other factors could result in a decline in projected fair values. If the estimated fair value is less than the carrying amount, a loss would be recognized to reduce the carrying amount to fair value.

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

Comparison of Financial Condition at June 30, 2019 and June 30, 2018

Assets. Total assets were $538.0 million at June 30, 2019, an increase of $12.6 million, or 2.4%, from $525.4 million at June 30, 2018. The increase was primarily due to increases in net loans of $25.7 million and $15.6 million in cash and cash equivalents during the fiscal year ended June 30, 2019. Investments in available-for-sale securities decreased $7.6 million and investments in held-to-maturity securities decreased $19.3 million during the fiscal year ended June 30, 2019.

Cash and Cash Equivalents. Cash and cash equivalents increased $15.6 million, or 154.1%, to $25.7 million at June 30, 2019 from $10.1 million at June 30, 2018. This increase reflects proceeds from amortizing securities and is in anticipation of funding new loans in the next quarter that are in our current pipeline.

Loans. Net loans outstanding increased $25.7 million, or 7.3%, to $378.0 million at June 30, 2019 from $352.3 million at June 30, 2018. Commercial real estate loans increased $44.0 million, or 43.3%, to $145.7 million at June 30, 2019 from $101.6 million at June 30, 2018. Residential real estate loans decreased $15.4 million, or 6.5%, to $221.5 million at June 30, 2019 from $236.9 million at June 30, 2018. Commercial loans decreased $1.9 million, or 15.7%, to $10.3 million at June 30, 2019 from $12.2 million at June 30, 2018.

Securities. Investments in held-to-maturity securities decreased $19.3 million, or 23.3%, to $63.5 million at June 30, 2019 compared to $82.8 million at June 30, 2018, while investments in available-for-sale securities decreased $7.6 million, or 16.4%, to $38.9 million at June 30, 2019 compared to $46.5 million at June 30, 2018. The decrease in securities was used to fund net loan growth during the fiscal year ended June 30, 2019.

Deposits. Total deposits increased $12.3 million, or 3.3%, to $383.9 million at June 30, 2019 from $371.6 million at June 30, 2018. Time deposits increased $15.8 million, or 13.8%. Included in this increase was $7.5 million, or 76.8%, of new brokered deposits as of June 30, 2019. We experienced increases in money market accounts ($3.3 million, or 16.3%) and savings accounts ($2.1 million, or 2.5%). We experienced a decrease in NOW accounts ($11.2 million, or 13.7%).

Borrowings. Total Federal Home Loan Bank borrowings decreased $1.1 million, or 1.7%, to $62.1 million at June 30, 2019 from $63.2 million at June 30, 2018.

Stockholders’ Equity. Total stockholders’ equity increased $783,000, or 0.9%, to $85.1 million at June 30, 2019 from $84.3 million at June 30, 2018. Stockholders’ equity increased by $4.3 million in net income for the fiscal year ended June 30, 2019. The Company repurchased 175,983 shares for $1.9 million during the fiscal year ended June 30, 2019. Dividends paid during the fiscal year ended June 30, 2019 were $2.5 million.

Comparison of Operating Results for the Fiscal Years Ended June 30, 2019 and 2018

Net Income. Net income was $4.3 million, or $0.60 per basic and diluted share, for the fiscal year ended June 30, 2019 compared to $3.1 million, or $0.43 per basic and diluted share, for the fiscal year ended June 30, 2018.

Interest and Dividend Income. Interest and dividend income increased by $1.3 million, or 7.7%, to $18.6 million for the fiscal year ended June 30, 2019 from $17.3 million for the fiscal year ended June 30, 2018. The increase in interest and dividend income was primarily caused by an increase in income on loans of $1.7 million which was partially offset by a decrease of $532,000 in interest income on debt securities, which are included in investment securities in our average balance sheet.

Interest and dividends on investment securities decreased by $498,000, or 13.2%, to $3.3 million for the fiscal year ended June 30, 2019 from $3.8 million for the fiscal year ended June 30, 2018. This was due to a decrease in average investment securities of $34.5 million, or 22.5%, to $119.2 million for the fiscal year ended June 30, 2019 from $153.7 million for the fiscal year ended June 30, 2018 as we used securities proceeds to fund loan growth. This was partially offset by an increase in the yield on average investment securities to 2.74% for the fiscal year ended June 30, 2019 from 2.45% for the fiscal year ended June 30, 2018.

Interest income on loans increased by $1.7 million, or 12.6%, to $15.1 million for the fiscal year ended June 30, 2019 from $13.4 million for the fiscal year ended June 30, 2018. This was due to an increase in average loans of $24.5 million, or 7.2%, to $365.1 million for the fiscal year ended June 30, 2019 from $340.6 million for the fiscal year ended June 30, 2018. The yield on average loans increased 20 basis points to 4.14% for the fiscal year ended June 30, 2019 from 3.94% for the fiscal year ended June 30, 2018.

Interest income on other interest-earning assets, consisting primarily of excess funds invested overnight with the Federal Reserve Bank of Boston, increased $139,000, or 109.4%, to $266,000 for the fiscal year ended June 30, 2019 from $127,000 for the fiscal year ended June 30, 2018. The average balance of other interest-earning assets increased $5.5 million, or 103.2%, to $10.8 million for the fiscal year ended June 30, 2019 from $5.3 million for the fiscal year ended June 30, 2018 and the yield on other interest-earning assets increased seven basis points to 2.47% for the fiscal year ended June 30, 2019 from 2.40% for the fiscal year ended June 30, 2018 due to changes in market interest rates.

Interest Expense. Interest expense increased $454,000, or 14.0%, to $3.7 million for the fiscal year ended June 30, 2019 from $3.2 million for the fiscal year ended June 30, 2018.

Interest expense on interest-bearing deposits increased by $586,000, or 30.9%, to $2.5 million for the fiscal year ended June 30, 2019 from $1.9 million for the fiscal year ended June 30, 2018. Interest expense on time deposits increased $552,000, or 37.3%, to $2.0 million for the fiscal year ended June 30, 2019 from $1.5 million for the fiscal year ended June 30, 2018. This was due to an increase in average time deposits of $9.4 million, or 8.6%, to $119.2 million for the fiscal year ended June 30, 2019 from $109.8 million for the fiscal year ended June 30, 2018. The rate we paid on time deposits increased 35 basis points to 1.70% for the fiscal year ended June 30, 2019 from 1.35% for the fiscal year ended June 30, 2018 due to changes in market interest rates. Interest expense on market accounts increased $58,000, or 126.1%, to $104,000 for the fiscal year ended June 30, 2019 from $46,000 for the fiscal year ended June 30, 2018. Average money market accounts remained unchanged at $22.1 million for fiscal years ended June 30, 2019 and June 30, 2018. Interest expense on NOW accounts decreased $24,000, or 8.0%, to $277,000 for the fiscal year ended June 30, 2019 from $301,000 for the fiscal year ended June 30, 2018. Average NOW accounts decreased $7.9 million, or 9.7%, offset by a one basis point increase in the rate we paid on NOW accounts to 0.38% for the fiscal year ended June 30, 2019 from 0.37% for fiscal year end June 30, 2018. The cost of interest-bearing deposits increased to 0.83% for the fiscal year ended June 30, 2019 from 0.64% for the fiscal year ended June 30, 2018.

Interest expense on borrowings decreased by $132,000, or 9.8%, to $1.2 million for the fiscal year ended June 30, 2019 from $1.3 million for the fiscal year ended June 30, 2018. Average Federal Home Loan Bank advances decreased $10.5 million, or 14.4%, to $62.5 million for the fiscal year ended June 30, 2019 from $73.0 million for the fiscal year ended June 30, 2018. The average rate of Federal Home Loan Bank advances increased nine basis points to 1.93% for the fiscal year ended June 30, 2019 from 1.84% for the fiscal year ended June 30, 2018.

Net Interest Income. Net interest income increased $877,000, or 6.2%, to $15.0 million for the fiscal year ended June 30, 2019 from $14.1 million for the fiscal year ended June 30, 2018. Our interest rate spread increased to 2.76% for the fiscal year ended June 30, 2019 from 2.60% for the fiscal year ended June 30, 2018, and our net interest margin increased to 3.02% for the fiscal year ended June 30, 2019 from 2.82% for the fiscal year ended June 30, 2018. Our net interest-earning assets increased $2.5 million, or 1.9%, to $129.7 million for the fiscal year ended June 30, 2019 from $127.2 million for the fiscal year ended June 30, 2018.

Provision for Loan Losses. The provision for loan losses decreased $625,000, or 277.8% to a credit of $400,000 for the fiscal year ended June 30, 2019 from $225,000 in provision for loan losses for the fiscal year ended June 30, 2018.  The credit reflects a commercial real estate loan recovery of $560,000 during the fiscal year ended June 30, 2019 and an improvement in loss history over recent years. Non-performing loans decreased $196,000, or 4.4% to $4.2 million at June 30, 2019 from $4.4 million at June 30, 2018. The allowance for loan losses was $3.1 million at June 30, 2019 compared to $2.9 million at June 30, 2018.  The ratio of the allowance to total loans outstanding was 0.81% as of June 30, 2019 compared to 0.83% as of June 30, 2018, and the ratio of the allowance to non-performing loans was 72.45% as of June 30, 2019 compared to 66.52% as of June 30, 2018. For further information, see “Business of Putnam Bank—Allowance for Loan Losses.”

Non-interest Income. Non-interest income decreased $117,000, or 4.2%, to $2.7 million for the fiscal year ended June 30, 2019 compared to $2.8 million for the fiscal year ended June 30, 2018. This was primarily due to a decrease in legal settlement income relating to securities previously written off of $140,000 to $15,000 received during the fiscal year ended June 30, 2019 compared to $155,000 for the fiscal year ended June 30, 2018. Gains on sales of other real estate owned increased $149,000 to $150,000 for the fiscal year ended June 30, 2019 compared to $1,000 for the fiscal year ended June 30, 2018. Fees for services decreased $50,000, or 2.6%, to $1.8 million for the fiscal year ended June 30, 2019 compared to $1.9 million for the fiscal year ended June 30, 2018.

Non-interest Expense. Non-interest expense increased by $516,000, or 4.2%, to $12.9 million for the fiscal year ended June 30, 2019 compared to $12.3 million for the fiscal year ended June 30, 2018. Salaries and employee benefits expense increased by $401,000, or 5.3%, to $8.0 million for the fiscal year ended June 30, 2019 from $7.6 million for the fiscal year ended June 30, 2018. This was primarily due to increases in salary expense of $210,000, or 4.0%, short-term incentive expense of $49,000, or 12.7%, medical insurance expense of $25,000, or 4.3% and profit sharing expense of $73,000, or 31.2%. Occupancy and equipment expense remained relatively unchanged at $1.2 million for both fiscal years ended June 30, 2019 and 2018. All other non-interest expense, consisting primarily of data processing expense, Federal Deposit Insurance Corporation deposit insurance, professional fees and marketing expense increased by $109,000, or 3.1%, to $3.7 million for the fiscal year ended June 30, 2019 from $3.6 million for the fiscal year ended June 30, 2018. This was primarily due to an increase in write-downs of other real estate owned of $114,000.

Income Tax Expense. Income tax expense decreased by $309,000, or 26.5%, to $856,000 for the fiscal year ended June 30, 2019 compared to $1.2 million for the fiscal year ended June 30, 2018. The effective tax rates differed from the statutory tax rate due to the dividends-received deduction applicable to certain securities in our investment portfolio, tax-exempt municipal income and non-taxable bank-owned life insurance income. Our effective tax rate was 16.6% for the fiscal year ended June 30, 2019 compared to 27.1% for the fiscal year ended June 30, 2018. Tax expense for the fiscal year ended June 30, 2018 included a charge of $211,000 to our deferred tax expense because of the reduced corporate tax rate included in the Tax Cuts and Jobs Act enacted on December 22, 2017, requiring us to revalue downward our deferred tax asset.

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

	For the Years Ended June 30,
	2019			2018			2017
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost	Balance	Expense	Cost
	(Dollars in thousands)
Interest earning assets:
Investment securities (1)	$119,181	$3,268	2.74%	$153,693	$3,766	2.45%	$195,631	$4,233	2.16%
Loans	365,086	15,117	4.14%	340,555	13,427	3.94%	278,019	10,985	3.95%
Other interest earning assets	10,754	266	2.47%	5,293	127	2.40%	8,793	104	1.18%
Total interest-earnings assets	495,021	18,651	3.77%	499,541	17,320	3.47%	482,443	15,322	3.18%
Non-interest-earning assets	27,624			28,778			31,486
Total assets	$522,645			$528,319			$513,929

Interest-bearing liabilities:
NOW accounts	$73,589	277	0.38%	$81,478	301	0.37%	$83,499	328	0.39%
Savings accounts	85,794	70	0.08%	83,597	70	0.08%	79,420	72	0.09%
Money market accounts	22,165	104	0.47%	22,144	46	0.21%	18,876	36	0.19%
Time deposits (2)	119,162	2,031	1.70%	109,761	1,479	1.35%	109,607	1,336	1.22%
Total interest-bearing deposits	300,710	2,482	0.83%	296,980	1,896	0.64%	291,402	1,772	0.61%
FHLB advances	62,533	1,209	1.93%	73,020	1,341	1.84%	59,747	1,408	2.36%
Other borrowed money	2,075	2	0.10%	2,308	2	0.09%	4,018	4	0.10%
Total borrowings	64,608	1,211	1.87%	75,328	1,343	1.78%	63,765	1,412	2.21%
Total interest-bearing liabilities	365,318	3,693	1.01%	372,308	3,239	0.87%	355,167	3,184	0.90%
Non-interest-bearing demand deposits	70,464			69,262			70,081
Other non-interest-bearing liabilities	2,250			2,127			3,511
Capital accounts	84,613			84,622			85,170
Total liabilities and capital accounts	$522,645			$528,319			$513,929

Net interest income		$14,958			$14,081			$12,138
Interest rate spread			2.76%			2.60%			2.28%
Net interest-earning assets	$129,703			$127,233			$127,276
Net interest margin			3.02%			2.82%			2.52%
Average earning assets to average interest-bearing liabilities			135.50%			134.17%			135.84%

(1) Includes debt securities and Federal Home Loan Bank stock.
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

	Years Ended June 30,			Years Ended June 30,
	2019 Compared to 2018			2018 Compared to 2017
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate	Volume	Net	Rate	Volume	Net
	(in thousands)
Interest-earning assets:
Interest and Dividend Income:
Investment securities (1)	$413	$(911)	$(498)	$473	$(319)	$154
Loans	694	996	1,690	(288)	1,645	1,357
Other interest-earning assets	4	135	139	39	(13)	26
Total interest-earning assets	1,111	220	1,331	224	1,313	1,537

Interest-bearing liabilities
Interest Expense:
NOW accounts	6	(30)	(24)	(2)	(11)	(13)
Savings accounts	(2)	2	-	(2)	7	5
Money Market accounts	58	-	58	-	1	1
Time deposits (2)	417	135	552	(4)	(58)	(62)
Total interest-bearing deposits	479	107	586	(8)	(61)	(69)
FHLB advances	68	(200)	(132)	(131)	162	31
Other borrowed money	-	-	-	-	(2)	(2)
Total borrowings	68	(200)	(132)	(131)	160	29
Total interest-bearing liabilities	547	(93)	454	(139)	99	(40)

Change in net interest income	$564	$313	$877	$363	$1,214	$1,577

(1)	Includes debt securities and Federal Home Loan Bank stock.
(2)	Includes certificates of deposit and club accounts.

Market Risk

The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk (“IRR”). Our assets, consisting primarily of real estate loans, have longer maturities than our liabilities, consisting primarily of deposits and other borrowings. As a result, a principal part of our business strategy is to manage IRR and reduce the exposure of our net interest income (“NII”) to changes in market interest rates. Accordingly, our board of directors has established an Asset/Liability Management Committee which is responsible for evaluating the IRR inherent in our assets and liabilities, for determining the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors. With the assistance of an IRR management consultant, the committee monitors the level of IRR on a regular basis and generally meets at least on a quarterly basis to review our asset/liability policies and IRR position.

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

Net interest income at-risk measures the risk of a decline in earnings due to potential short-term and long term changes in interest rates. The table below represents an analysis of our IRR as measured by the estimated changes in NII, resulting from an instantaneous and sustained parallel shift in the yield curve (+100 and +200 basis points and -100 and -200 basis points) at June 30, 2019 and June 30, 2018.

Net Interest Income At-Risk
	Estimated Increase (Decrease)	Estimated Increase (Decrease)
Change in Interest Rates	in NII	in NII
(Basis Points)	June 30, 2019	June 30, 2018
Stable
+200	0.90%	0.20%
+100	1.60%	1.40%
-100	(4.30)%	(4.50)%
-200	(9.40)%	(10.40)%

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

Net Portfolio Value Simulation Analysis. We compute the amounts by which the net present value of our cash flow from assets, liabilities and off-balance sheet items (the institution’s net portfolio values or “NPV”) would change in the event of a range of assumed changes in market interest rates. Given the current low level of market interest rates, we do not prepare a net portfolio value calculation for an interest rate decrease of greater than 200 basis points. A basis point equals one-hundredth of one percent, and 200 basis points equals two percent, an increase in interest rates from 3% to 5% would mean, for example, a 200 basis point increase in the “Change in Interest Rates” column below.

The tables below set forth, at June 30, 2019, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve based on information produced by an external consultant. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. This data is for Putnam Bank only and does not include any yield curve changes in the assets of PB Bancorp, Inc.

				NPV as a Percentage of Present
				Value of Assets (3)
		Estimated Increase (Decrease) in
Change in		NPV			Increase
Interest Rates	Estimated				(Decrease)
(basis points) (1)	NPV (2)	Amount	Percent	NPV Ratio (4)	(basis points)
+300	$61,732	$(19,486)	-23.99%	12.80%	(270)
+200	$69,230	$(11,988)	-14.76%	13.90%	(160)
+100	$76,409	$(4,809)	-5.92%	14.90%	(60)
0	$81,218	$-	0.00%	15.50%	0
-100	$83,316	$2,098	2.58%	15.50%	0
-200	$83,870	$2,652	3.27%	15.20%	(30)

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV ratio represents NPV divided by the present value of assets.

Liquidity and Capital Resources

The term “liquidity” refers to the ability of PB Bancorp, Inc. and Putnam Bank to meet current and future short-term financial obligations. PB Bancorp, Inc. and Putnam Bank further define liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses. Liquidity management is both a daily and long-term function of business management. Putnam Bank’s primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, and Federal Home Loan Bank borrowings. Putnam Bank can borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and securities. Putnam Bank had Federal Home Loan Bank borrowings as of June 30, 2019 of $62.1 million with unused borrowing capacity of $46.1 million.

The Bank’s primary investing activities are the origination of loans and the purchase of investment securities. During the fiscal year ended June 30, 2019, the Bank’s loan originations net of principal collections were $26.6 million compared to $21.9 million during the fiscal year ended June 30, 2018. There were no security purchases for the fiscal years ended June 30, 2019 and 2018. There were no loan purchases for the fiscal year ended June 30, 2019. Loan purchases were $21.5 million for the fiscal year ended June 30, 2018.

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

Certificates of deposit totaled $130.3 million at June 30, 2019, of which $78.4 million had maturities of one year or less. Putnam Bank relies on competitive rates, customer service and long-standing relationships with customers to retain deposits. Based on our experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with us.

PB Bancorp, Inc. is a separate legal entity from Putnam Bank and must provide for its own liquidity for its liquidity needs, such as to repurchase stock. PB Bancorp, Inc.’s primary source of liquidity is the receipt of dividends paid by Putnam Bank. At June 30, 2019, PB Bancorp, Inc. (on an unconsolidated, stand-alone basis) had liquid assets of $9.9 million.

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

For the year ended June 30, 2019, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

To the Shareholders and Board of Directors of PB Bancorp, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of PB Bancorp, Inc. and subsidiary (the “Company”) as of June 30, 2019 and 2018, the related consolidated statements of net income, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company's auditor since 2011.

/s/ Wolf & Company, P.C.
Boston, Massachusetts
September 26, 2019

PB Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

June 30, 2019 and 2018

(In thousands, except share data)

	2019	2018
ASSETS
Cash and due from depository institutions	$2,173	$4,465
Interest-bearing deposits with other banks	23,499	5,637
Cash and cash equivalents	25,672	10,102

Investments in available-for-sale securities, at fair value	38,919	46,546
Investments in held-to-maturity securities (fair value of $63,858 as of June 30, 2019 and $81,828 as of June 30, 2018)	63,480	82,816
Federal Home Loan Bank stock, at cost	3,464	4,206

Loans	381,080	355,213
Allowance for loan losses	(3,063)	(2,943)
Net loans	378,017	352,270
Premises and equipment	3,062	3,253
Accrued interest receivable	1,559	1,361
Other real estate owned	1,271	1,381
Goodwill	6,912	6,912
Bank-owned life insurance	13,267	12,912
Deferred tax asset	443	1,691
Other assets	1,964	1,938
Total assets	$538,030	$525,388

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$73,764	$71,428
Interest-bearing	310,095	300,157
Total deposits	383,859	371,585
Mortgagors' escrow accounts	3,371	3,123
Federal Home Loan Bank advances	62,145	63,199
Securities sold under agreements to repurchase	804	664
Other liabilities	2,779	2,528
Total liabilities	452,958	441,099

Commitments and Contingencies (Notes 9 and 11)

Stockholders' equity:
Preferred stock, 50,000,000 shares authorized, $0.01 par value, no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.01 par value; 7,447,204 and 7,624,474 shares issued and outstanding at June 30, 2019 and 2018, respectively	74	76
Additional paid-in capital	58,598	60,329
Retained earnings	30,638	28,822
Accumulated other comprehensive loss	(269)	(522)
Unearned ESOP shares	(3,146)	(3,293)
Unearned stock awards	(823)	(1,123)
Total stockholders' equity	85,072	84,289
Total liabilities and stockholders' equity	$538,030	$525,388

The accompanying notes are an integral part of these consolidated financial statements.

PB Bancorp, Inc. and Subsidiary

Consolidated Statements of Net Income

Years Ended June 30, 2019 and 2018

(In thousands, except share data)

	2019	2018
Interest and dividend income:
Interest and fees on loans	$15,117	$13,427
Interest on debt securities	3,020	3,556
Dividends on Federal Home Loan Bank stock	248	210
Other interest and dividend income	266	127
Total interest and dividend income	18,651	17,320

Interest expense:
Interest on deposits	2,482	1,896
Interest on Federal Home Loan Bank advances	1,209	1,341
Interest on securities sold under agreements to repurchase	2	2
Total interest expense	3,693	3,239
Net interest and dividend income	14,958	14,081
Provision (credit) for loan losses	(400)	225
Net interest and dividend income after provision (credit) for loan losses	15,358	13,856

Non-interest income:
Total other-than-temporary impairment losses on debt securities	(365)	(2)
Portion of losses recognized in other comprehensive income	332	1
Net impairment losses recognized in earnings	(33)	(1)
Fees for services	1,858	1,908
Mortgage banking activities	19	15
Net commissions from brokerage services	131	178
Bank-owned life insurance income	355	357
Gain on sale of securities	-	7
Gain on sales of other real estate owned	150	1
Legal settlement income	15	155
Other income	161	153
Total non-interest income	2,656	2,773

Non-interest expense:
Compensation and benefits	7,978	7,577
Occupancy and equipment	1,202	1,196
Data processing	1,174	1,111
LAN/ WAN network	99	110
Advertising and marketing	177	199
Regulatory assessment	26	25
Professional fees	414	463
FDIC deposit insurance	139	161
Other real estate owned	202	173
Write-down of other real estate owned	128	14
Other	1,312	1,306
Total non-interest expense	12,851	12,335

Income before income tax expense	5,163	4,294

Income tax expense	856	1,165
Net income	$4,307	$3,129

Earnings per common share:
Basic	$0.60	$0.43
Diluted	$0.60	$0.43
Weighted average common shares outstanding:
Basic	7,131,677	7,312,636
Diluted	7,134,494	7,312,636

The accompanying notes are an integral part of these consolidated financial statements.

PB Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

Years Ended June 30, 2019 and 2018

	2019	2018
	(In thousands)
Net income	$4,307	$3,129

Other comprehensive income:
Net unrealized holding gains (losses) on available-for-sale securities	629	(484)
Reclassification adjustment for losses (gains) realized in income on available-for-sale securities (1)	33	(6)
Non credit portion of other-than-temporary losses on available-for-sale securities	(332)	(1)

Other comprehensive income (loss) before tax	330	(491)
Income tax (loss) benefit related to other comprehensive income (loss)	(77)	133
Other comprehensive income (loss) net of tax	253	(358)

Total comprehensive income	$4,560	$2,771

(1)	Amount is included in net impairment losses recognized in earnings in non-interest income on the consolidated statements of net income. There was a $9,000 income tax benefit associated with this reclassification adjustment for the year ended June 30, 2019.

The accompanying notes are an integral part of these consolidated financial statements.

PB Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended June 30, 2019 and 2018

				Accumulated
		Additional		Other	Unearned	Unearned
	Common	Paid-in	Retained	Comprehensive	ESOP	Stock
	Stock	Capital	Earnings	Loss	Shares	Awards	Total
	(In thousands)
Balance at June 30, 2017	$78	$62,243	$27,195	$(117)	$(3,439)	$(1,423)	$84,537

Comprehensive income	-	-	3,129	(358)	-	-	2,771
Cash dividends declared ($0.20 per share)	-	-	(1,549)	-	-	-	(1,549)
ESOP shares committed to be released (18,017 shares)	-	43	-	-	146	-	189
Common stock repurchased (199,649 shares)	(2)	(2,076)	-	-	-	-	(2,078)

Cancellation of shares for tax withholding (2,646 shares)	-	(28)	-	-	-	-	(28)
Share-based compensation expense	-	147	-	-	-	300	447
Reclassification related to Tax Cuts and Jobs Act (Note 8)	-	-	47	(47)	-	-	-

Balance at June 30, 2018	76	60,329	28,822	(522)	(3,293)	(1,123)	84,289

Comprehensive income	-	-	4,307	253	-	-	4,560
Cash dividends declared ($0.33 per share)	-	-	(2,491)	-	-	-	(2,491)
ESOP shares committed to be released (18,019 shares)	-	57	-	-	147	-	204
Common stock repurchased (175,983 shares)	(2)	(1,925)	-	-	-	-	(1,927)
Cancellation of shares for tax withholding (1,287 shares)	-	(14)	-	-	-	-	(14)
Share-based compensation expense	-	151	-	-	-	300	451

Balance at June 30, 2019	$74	$58,598	$30,638	$(269)	$(3,146)	$(823)	$85,072

The accompanying notes are an integral part of these consolidate financial statements.

PB Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

Years Ended June 30, 2019 and 2018

	2019	2018
	(In thousands)
Cash flows from operating activities:
Net income	$4,307	$3,129
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of securities premiums, net	422	515
Gain on sale of securities	-	(7)
Impairment losses on securities	33	1
Amortization of deferred loan costs, net	210	235
Provision (credit) for loan losses	(400)	225
Gain on sales of other real estate owned, net	(150)	(1)
Write-down of other real estate owned	128	14
Loss on sale of premises and equipment	1	1
Depreciation and amortization - premises and equipment	330	329
Amortization - software	7	9
Increase in accrued interest receivable and other assets	(231)	(276)
Income from bank-owned life insurance	(355)	(357)
Increase in other liabilities	251	110
Share-based compensation expense	451	447
Deferred tax expense	1,172	304
ESOP expense	204	189
Net cash provided by operating activities	6,380	4,867

Cash flows from investing activities:
Proceeds from the sales of available-for-sale securities	-	3,625
Proceeds from calls, paydowns and maturities of available-for-sale securities	7,729	9,325
Proceeds from calls, paydowns and maturities of held-to-maturity securities	19,108	26,860
Redemption of Federal Home Loan Bank stock	742	147
Loan principal originations, net of repayments	(26,601)	(21,880)
Loan purchases	-	(21,480)
Recoveries of loans previously charged off	601	63
Proceeds from sales of other real estate owned	575	779
Capital expenditures - premises and equipment	(140)	(100)
Net cash provided by (used in) investing activities	2,014	(2,661)

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

PB Bancorp, Inc. and Subsidiary

Consolidated Statement of Cash Flows - (Concluded)

Years Ended June 30, 2019 and 2018

	2019	2018
	(In thousands)
Cash flows from financing activities:
Net increase in deposit accounts	12,274	5,824
Net increase in mortgagors' escrow accounts	248	273
Proceeds from issuance of long-term Federal Home Loan Bank advances	-	29,230
Repayment of long-term Federal Home Loan Bank advances	(1,054)	(33,031)
Net increase (decrease) in securities sold under agreements to repurchase	140	(918)
Cash dividends paid on common stock	(2,491)	(1,549)
Common stock repurchased	(1,927)	(2,078)
Cancellation of shares for tax withholding	(14)	(28)
Net cash provided by (used in) financing activities	7,176	(2,277)

Change in cash and cash equivalents	15,570	(71)
Cash and cash equivalents at beginning of year	10,102	10,173
Cash and cash equivalents at end of year	$25,672	$10,102

Supplemental disclosures:
Cash paid during the period for:
Interest	$3,600	$3,197
Income taxes paid (refunded)	(340)	1,030
Loans transferred to other real estate owned	443	359

The accompanying notes are an integral part of these consolidated financial statements.

PB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended June 30, 2019 and 2018

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

Cash and due from banks as of June 30, 2019 and 2018 includes $200,000 and $300,000, respectively which is subject to withdrawal and usage restrictions to satisfy the reserve requirements and target balances of Atlantic Community Bankers Bank.

Cash is maintained in bank accounts which, at times, may exceed insured limits. The Company has not experienced any losses in said accounts and does not believe it is exposed to any significant credit risk on this cash.

Securities

Purchase premiums and discounts are amortized to earnings so as to approximate the interest method. Discounts are amortized over the contractual lives of the securities. Premiums are amortized over the earlier of the period to the earliest call date or the estimated lives of the securities. Gains or losses on sales of investment securities are computed on a specific identification basis. All security transactions are recorded on the trade date.

The Company classifies debt securities into one of three categories: held-to-maturity, available-for-sale, or trading. These security classifications may be modified after acquisition only under certain specified conditions. In general, securities may be classified as held-to-maturity only if the Company has the positive intent and ability to hold them to maturity. Trading securities are defined as those bought and held principally for the purpose of selling them in the near term. All other securities are classified as available-for-sale.

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

Trading securities are carried at fair value on the consolidated balance sheets. Unrealized holding gains and losses for trading securities are included in earnings. The Company held no securities classified as trading at June 30, 2019 and 2018.

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

Federal Home Loan Bank of Boston Stock

The Bank, as a member of the Federal Home Loan Bank (“FHLB”) system, is required to maintain an investment in capital stock of the FHLB of Boston. Based on redemption provisions, the stock has no quoted market value and is carried at cost. At its discretion, the FHLB of Boston may declare dividends on the stock. The Bank reviews for impairment based on the ultimate recoverability of the cost basis in the stock. As of June 30, 2019, no impairment has been recognized.

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

General component

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by loan segments. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; loan concentrations; trends in volume and terms of loans; changes in lending practices and procedures; changes in lending management and staff; changes in the value of underlying collateral; changes in the quality of the loan review system; national and local economic trends and conditions and the effects of other external factors. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during 2019.

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

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation and amortization. Cost and related accumulated depreciation and amortization of premises and equipment retired or otherwise disposed of are removed from the respective accounts with any gain or loss included in earnings. Depreciation and amortization are calculated principally on the straight-line method over the estimated useful lives of the assets or term of lease if shorter. Estimated lives are 5 to 40 years for buildings, 3 to 20 years for equipment and leasehold improvements over lease terms which range from 1 to 25 years. Expenditures for replacements or major improvements are capitalized; expenditures for normal maintenance and repairs are charged to expense as incurred.

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

The first step (“Step 1”) is used to identify potential impairment, and involves comparing the reporting unit’s (the consolidated Company) estimated fair value to its carrying amount, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying amount, goodwill is not deemed to be impaired. Should the carrying amount of the reporting unit exceed its estimated fair value, an indicator of impairment is deemed to exist and a second step is performed to measure the amount of such impairment, if any. The second step (“Step 2”) involves calculating the implied fair value of goodwill. The implied fair value of goodwill is determined in a manner similar to how the amount of goodwill is determined in a business combination (i.e. by measuring the excess of the estimated fair value, as determined in Step 1, over the aggregate estimated fair values of the individual assets, liabilities, and identifiable intangibles as of the impairment testing date). If the implied fair value of goodwill exceeds the carrying amount of goodwill assigned to the reporting unit, no impairment exists. If the carrying amount of goodwill exceeds the implied fair value of the goodwill, an impairment loss is recorded in an amount equal to such excess. An impairment loss cannot exceed the carrying amount of goodwill, and the loss (write-down) establishes a new carrying amount for the goodwill. Subsequent reversal of goodwill impairment losses is not permitted. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which are dependent on internal forecasts, estimation of the long-term rate of growth, the period over which cash flows will occur, and determination of our cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions related to goodwill impairment. For the years ended June 30, 2019 and 2018, the Company had no goodwill impairment.

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

Treasury shares and unallocated ESOP shares are not deemed outstanding for earnings per share calculations.

The calculation of basic and diluted earnings per share for the years ended June 30, 2019 and 2018 is presented below:

	Years Ended June 30,
	2019	2018
Net income	$4,307,000	$3,129,000

Weighted average common shares applicable to basic EPS	7,131,677	7,312,636
Effect of dilutive potential common shares	2,817	-
Weighted average common shares applicable to diluted EPS	7,134,494	7,312,636
Earnings per share:
Basic	$0.60	$0.43
Diluted	$0.60	$0.43

For the years ended June 30, 2019 and 2018, options for 387,330 and 388,330 shares, respectively, were not included in the computation of earnings per share as the effects were anti-dilutive.

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

Income tax benefits related to stock compensation in excess of grant date fair value less any proceeds on exercise are recognized as an increase to income tax expense upon vesting or exercising and delivery of the stock. Any income tax effects related to stock compensation that are less than grant date fair value less any proceeds on exercise would be recognized as a reduction of income tax expense.

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

Recent Accounting Pronouncements

On July 1, 2018, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in this Update create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Accounting Standards Codification. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company’s primary source of revenue is interest income on financial assets, which is explicitly excluded from the scope of the new guidance. Adoption of this pronouncement did not have a material effect on the Company’s results of operations or financial position.

On July 1, 2018, the Company adopted FASB ASU 2016-01, Financial Instruments – Overall, (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this Update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Targeted improvements to generally accepted accounting principles include the requirement for equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income and the elimination of the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost. At June 30, 2019 and 2018, there were no equity investments therefore adoption of this pronouncement did not have an effect on the Company’s results of operations or financial position.

On July 1, 2019, the Company adopted FASB ASU 2016-02, Leases (Topic 842), which supersedes the requirements in Topic 840, Leases. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. It is expected that assets and liabilities will increase based on the present value of remaining lease payments for leases in place at the adoption date; however, based on the current level of long-term leases in place, this is not material to the Company’s results of operations or financial position. See Note 9 for information on existing leases.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326), which requires entities to measure all expected credit losses for certain financial assets (such as loans and held-to-maturity securities) held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  Entities will now use forward-looking information to better form their credit loss estimates.  The ASU also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Management is currently working to implement these requirements to determine the potential impact on the Company’s consolidated financial statements. The FASB has proposed delaying the implementation date for small reporting companies to fiscal years beginning after December 15, 2022.

On July 1, 2018, the Company adopted FASB ASU No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. This Update provides guidance on eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; distributions received from equity method investees; beneficial Interests in securitization transactions; separately identifiable cash flows and application of the predominance principle. Adoption of this pronouncement did not have a material effect on the Company’s results of operations or financial position.

On July 1, 2018, the Company adopted FASB ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in this update require that in the statement of cash flows, amounts generally described as restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts. The adoption of this update did not have a significant impact on the consolidated financial statements.

On July 1, 2018, the Company adopted FASB ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.  The amendments in this Update simplify the subsequent measurement of Goodwill by eliminating Step 2 from the goodwill impairment test.  Instead, an entity will be required to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized will not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity will consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable.  The effect of this update will be dependent upon the nature of severity of impairment, if any, of goodwill in future periods. At June 30, 2019, goodwill was not deemed impaired.

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
	(In thousands)
June 30, 2019:

Available-for-sale:
Debt securities:
U.S. government and government-sponsored securities:
Due after ten years	$2,310	$-	$(68)	$2,242
	2,310	-	(68)	2,242

Corporate bonds and other securities:
Due from five through ten years	3,999	-	(323)	3,676
	3,999	-	(323)	3,676

U.S. Government-sponsored and guaranteed mortgage-backed securities:
Due from one through five years	5,066	13	(5)	5,074
From five through ten years	1,147	-	(5)	1,142
After ten years	14,235	118	(117)	14,236
	20,448	131	(127)	20,452
Non-agency mortgage-backed securities:
Due after ten years	2,503	410	(340)	2,573

Total debt securities	29,260	541	(858)	28,943

Other debt securities:
Auction rate preferred:
Due from five through ten years	8,000	-	(24)	7,976
After ten years	2,000	-	-	2,000
Total other debt securities	10,000	-	(24)	9,976

Total available-for-sale securities	$39,260	$541	$(882)	$38,919

	Amortized	Gross Unrealized		Fair
	Cost Basis	Gains	(Losses)	Value
	(In thousands)
June 30, 2018:

Available-for-sale:
Debt securities:
U.S. government and government-sponsored securities:
Due in one year or less	$1,000	$-	$(4)	$996
After ten years	3,419	-	(87)	3,332
	4,419	-	(91)	4,328

Corporate bonds and other securities:
Due from five through ten years	1,999	-	(129)	1,870
After ten years	2,000	-	(140)	1,860
	3,999	-	(269)	3,730

U.S. Government-sponsored and guaranteed mortgage-backed securities:
Due from one through five years	3,135	-	(125)	3,010
From five through ten years	4,919	-	(95)	4,824
After ten years	17,688	135	(406)	17,417
	25,742	135	(626)	25,251
Non-agency mortgage-backed securities:
Due after ten years	3,057	483	(303)	3,237

Total debt securities	37,217	618	(1,289)	36,546

Other debt securities:
Auction rate preferred:
Due from five through ten years	8,000	-	-	8,000
After ten years	2,000	-	-	2,000
Total other debt securities	10,000	-	-	10,000

Total available-for-sale securities	$47,217	$618	$(1,289)	$46,546

	Amortized	Gross Unrealized		Fair
	Cost Basis	Gains	(Losses)	Value
	(In thousands)
June 30, 2019:

Held-to-maturity:
U.S. Government and government-sponsored securities:
Due in one year or less	$4,000	$-	$(4)	$3,996
From one through five years	989	22	-	1,011
After ten years	4,379	-	(2)	4,377
	9,368	22	(6)	9,384

State agency and municipal obligations
Due from one through five years	440	-	(2)	438

U.S. Government-sponsored and guaranteed mortgage-backed securities:
Due from one through five years	411	9	-	420
From five through ten years	9,636	24	(37)	9,623
After ten years	43,625	543	(175)	43,993
	53,672	576	(212)	54,036

Total held-to-maturity securities	$63,480	$598	$(220)	$63,858

June 30, 2018:

Held-to-maturity:
U.S. Government and government-sponsored securities:
Due in one year or less	$2,001	$-	$(9)	$1,992
From one through five years	4,976	25	(33)	4,968
After ten years	4,796	-	(189)	4,607
	11,773	25	(231)	11,567

State agency and municipal obligations
Due from one through five years	446	-	(14)	432

U.S. Government-sponsored and guaranteed mortgage-backed securities:
Due from one through five years	846	5	(8)	843
From five through ten years	12,123	14	(384)	11,753
After ten years	57,628	518	(913)	57,233
	70,597	537	(1,305)	69,829

Total held-to-maturity securities	$82,816	$562	$(1,550)	$81,828

Proceeds from the sales of securities available-for-sale during the year ended June 30, 2018 amounted to $3,625,000, with gross realized gains on those sales amounting to $7,000. There were no sales of securities available-for-sale during the year ended June 30, 2019.

As of June 30, 2019 and 2018, the total carrying value of securities pledged as collateral to secure public deposits, the Federal Reserve Bank discount window, borrowings, and repurchase agreements was $46,774,000 and $75,797,000, respectively.

The aggregate fair value and unrealized losses on securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more are as follows as of the dates indicated:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In thousands)
June 30, 2019:

Available-for-sale:
U.S. Government and government-sponsored securities	$-	$-	$2,242	$68	$2,242	$68
Corporate bonds and other securities	-	-	3,676	323	3,676	323
U.S. Government-sponsored and guaranteed mortgage-backed securities	1,425	7	13,576	120	15,001	127
Other debt securities	2,976	24	-	-	2,976	24
Total temporarily impaired available-for-sale securities	4,401	31	19,494	511	23,895	542

Held-to-maturity:
U.S. Government and government-sponsored securities	-	-	8,373	6	8,373	6
State and political subdivisions	-	-	438	2	438	2
U.S. Government-sponsored and guaranteed mortgage-backed securities	-	-	29,400	212	29,400	212
Total temporarily impaired held-to-maturity	-	-	38,211	220	38,211	220

Other-than-temporarily impaired debt securities: (1)
Non-agency mortgage-backed securities	268	11	947	329	1,215	340
Total temporarily impaired and other-than- temporarily impaired securities	$4,669	$42	$58,652	$1,060	$63,321	$1,102

June 30, 2018:

Available-for-sale:
U.S. Government and government-sponsored securities	$-	$-	$4,328	$91	4,328	91
Corporate bonds and other securities	-	-	3,730	269	3,730	269
U.S. Government-sponsored and guaranteed mortgage-backed securities	7,331	123	14,914	503	22,245	626
Total temporarily impaired available-for-sale securities	7,331	123	22,972	863	30,303	986

Held-to-maturity:
U.S. Government and government-sponsored securities	5,956	42	4,606	189	10,562	231
State and political subdivisions	432	14	-	-	432	14
U.S. Government-sponsored and guaranteed mortgage-backed securities	34,387	708	16,880	597	51,267	1,305
Total temporarily impaired held-to-maturity	40,775	764	21,486	786	62,261	1,550

Other-than-temporarily impaired debt securities: (1)
Non-agency mortgage-backed securities	-	-	1,134	303	1,134	303
Total temporarily impaired and other-than- temporarily impaired securities	$48,106	$887	$45,592	$1,952	$93,698	$2,839

(1)	Includes other-than-temporary impaired available-for-sale debt securities in which a portion of the other-than-temporary impairment loss remains in accumulated other comprehensive loss.

At June 30, 2019, 59 U.S. government-sponsored and guaranteed securities have unrealized losses with aggregate depreciation of less than 0.75% from the Company’s amortized cost basis. The unrealized losses were primarily caused by interest rate fluctuations. These investments are guaranteed or sponsored by the U.S. government or an agency thereof. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the investment. Because the decline in market value is attributable to changes in interest rates and not to credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2019.

At June 30, 2019, 3 corporate bonds and other debt securities have unrealized losses with aggregate depreciation of 8.09% from the Company’s amortized cost basis. These unrealized losses relate to investments in single issuer trust preferred securities (“TRUPS”) issued by companies within the financial services sector. The single-issuer trust preferred investments are evaluated for other-than-temporary impairment by performing a present value of cash flows each quarter. None of the issuers have deferred interest payments or announced the intention to defer interest payments. The Company believes the decline in fair value is related to the spread over three-month LIBOR, on which the quarterly interest payments are based, as the spread over LIBOR being received is significantly lower than current market spreads. Management concluded the impairment of these investments was considered temporary and asserts that the Company does not have the intent to sell these investments and that it is more likely than not it will not have to sell the investments before recovery of their cost bases which may be at maturity.

At June 30, 2019, there was one state and political subdivision security that had an unrealized loss of 0.55% from the Company’s amortized cost basis. The unrealized loss was primarily caused by interest rate fluctuations. This security is guaranteed by the Crosby, Texas School District. Because the decline in market value is attributable to changes in interest rates and not to credit quality, and because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of their amortized cost bases, which may be at maturity, the Company does not consider this investment to be other-than-temporarily impaired at June 30, 2019.

There was one other debt security that had an unrealized loss of 0.81% from the Company’s amortized cost basis.

There was a $33,000 and $1,000 other-than-temporary impairment recognized for the years ended June 30, 2019 and 2018, respectively.

For the years ended June 30, 2019 and 2018, securities with other-than-temporary impairment losses related to credit loss that were recognized in earnings consisted of non-agency mortgage-backed securities. For these debt securities, the Company estimated the portion of loss attributable to credit loss using a discounted cash flow model. Significant inputs included the estimated cash flows of the underlying loans based on key assumptions, such as default rate, loss severity and prepayment rate. Assumptions can vary widely from security to security, and are influenced by such factors as loan interest rate, geographical location of the borrower, borrower characteristics and collateral type. The present value of the expected cash flows was compared to the Company’s amortized cost basis to determine the credit-related impairment loss. Based on the expected cash flows derived from the model, the Company expects to recover the remaining unrealized losses on these securities.

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

Activity related to the credit component recognized in earnings on debt securities held by the Company for which a portion of other-than-temporary impairment was recognized in accumulated other comprehensive loss for the years ended June 30, 2019 and 2018 is as follows:

	2019	2018
	(In thousands)
Balance at beginning of year	$15,983	$15,982
Additional credit losses on securities for which an other-than-temporary impairment charge was previously recorded	33	1

Balance at end of year	$16,016	$15,983

Significant assumptions used in the valuation of non-agency mortgage-backed securities were as follows as of June 30, 2019:

	Weighted	Range
	Average	Minimum	Maximum
Prepayment rates	8.3%	0.1%	39.0%
Default rates	2.3%	0.0%	20.1%
Loss severity	27.4%	0.0%	151.7%

4. LOANS

Loans consisted of the following as of June 30:

	2019	2018
	(In thousands)
Real estate:
Residential (1)	$221,488	$236,880
Commercial	145,694	101,647
Residential construction	1,476	2,217
Commercial	10,298	12,215
Consumer and other	968	831

Total loans	379,924	353,790

Net deferred loan costs	1,156	1,423
Allowance for loan losses	(3,063)	(2,943)
Loans, net	$378,017	$352,270

(1)  Residential real estate loans include one-to-four family mortgage loans, second mortgage loans, and home equity lines of credit.

During the year ended June 30, 2018, the Company purchased residential mortgage loans aggregating $21,348,000 and commercial loans aggregating $132,000. There were no purchases of loans during the year ended June 30, 2019.

The following tables set forth information regarding the allowance for loan losses and loans by portfolio segment at and for the years ended June 30, 2019 and 2018:

	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and Other	Unallocated	Total
	(In thousands)
Year Ended June 30, 2019
Allowance for loan losses:
Beginning balance	$1,385	$1,194	$14	$80	$135	$135	$2,943
Charge-offs	(42)	-	-	-	(39)	-	(81)
Recoveries	14	560	-	13	14	-	601
Provision (credit)	99	(336)	(4)	(14)	(82)	(63)	(400)
Ending balance	$1,456	$1,418	$10	$79	$28	$72	$3,063

At June 30, 2019
Ending balance of allowance for loan losses:
Impaired loans	$-	$-	$-	$-	$-	$-	$-
Ending balance of allowance for loan losses:
Non-impaired loans	$1,456	$1,418	$10	$79	$28	$72	$3,063

Ending balance: Non-impaired loans	$219,338	$145,434	$1,476	$10,298	$968	$-	$377,514

Ending balance: Impaired loans	$2,150	$260	$-	$-	$-	$-	$2,410

Loans: Ending balance	$221,488	$145,694	$1,476	$10,298	$968	$-	$379,924

Year Ended June 30, 2018
Allowance for loan losses:
Beginning balance	$1,359	$1,164	$6	$76	$86	$89	$2,780
Charge-offs	(83)	-	-	-	(42)	-	(125)
Recoveries	33	-	-	15	15	-	63
Provision (credit)	76	30	8	(11)	76	46	225
Ending balance	$1,385	$1,194	$14	$80	$135	$135	$2,943

At June 30, 2018
Ending balance of allowance for loan losses:
Impaired loans	$-	$-	$-	$-	$-	$-	$-
Ending balance of allowance for loan losses:
Non-impaired loans	$1,385	$1,194	$14	$80	$135	$135	$2,943

Ending balance: Non-impaired loans	$234,148	$100,417	$2,217	$12,215	$831	$-	$349,828

Ending balance: Impaired loans	$2,732	$1,230	$-	$-	$-	$-	$3,962

Loans: Ending balance	$236,880	$101,647	$2,217	$12,215	$831	$-	$353,790

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

The following tables present the Company’s loans by risk rating as of June 30, 2019 and 2018:

	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and Other	Total
	(In thousands)
June 30, 2019

Grade:
Pass	$217,800	$142,829	$1,476	$9,355	$968	$372,428
Special Mention	-	1,557	-	-	-	1,557
Substandard	3,688	1,308	-	943	-	5,939
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$221,488	$145,694	$1,476	$10,298	$968	$379,924

June 30, 2018

Grade:
Pass	$232,919	$98,626	$2,217	$11,157	$830	$345,749
Special Mention	2	698	-	1,058	-	1,758
Substandard	3,959	2,323	-	-	1	6,283
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$236,880	$101,647	$2,217	$12,215	$831	$353,790

The following is a summary of past due and non-accrual loans at June 30, 2019 and 2018:

			90 days
	30–59 Days	60–89 Days	or Greater	Total	Total
	Past Due	Past Due	Past Due	Past Due	Non-accrual
	(In thousands)
2019
Real estate:
Residential	$39	$397	$668	1,104	$3,530
Commercial	-	-	279	279	260
Consumer and other	3	-	-	3	-
Total	$42	$397	$947	$1,386	$3,790

2018
Real estate:
Residential	$50	$238	$1,119	$1,407	$3,959
Commercial	-	-	124	124	432
Consumer and other	4	-	-	4	1
Total	$54	$238	$1,243	$1,535	$4,392

At June 30, 2019, one residential real estate loan in the amount of $159,000 and one commercial real estate loan in the amount of $279,000 were greater than 90 days past due and still accruing interest. At June 30, 2018, one residential real estate loan in the amount of $32,000 was greater than 90 days past due and still accruing interest.

The following is information pertaining to impaired loans:

	At June 30, 2019			Year Ended June 30, 2019
						Interest
		Unpaid		Average	Interest	Income
	Recorded	Principal	Related	Recorded	Income	Recognized
	Investment	Balance	Allowance	Investment	Recognized	on Cash Basis
	(In thousands)
Total impaired loans without a valuation allowance:
Real estate:
Residential	$2,150	$2,296	$-	$2,270	$63	$51
Commercial	260	260	-	517	7	-
Total	$2,410	$2,556	$-	$2,787	$70	$51

	At June 30, 2018			Year Ended June 30, 2018
						Interest
		Unpaid		Average	Interest	Income
	Recorded	Principal	Related	Recorded	Income	Recognized
	Investment	Balance	Allowance	Investment	Recognized	on Cash Basis
	(In thousands)
Impaired loans without a valuation allowance:
Real estate:
Residential	$2,732	$2,870	$-	$2,301	$42	$29
Commercial	1,230	1,914	-	1,278	87	-
Total	$3,962	$4,784	$-	$3,579	$129	$29

At June 30, 2019, there are no additional funds that are available to be advanced in connection with impaired loans.

There were no material troubled debt restructurings during the years ended June 30, 2019 or 2018. There were no material troubled debt restructurings that have subsequently defaulted (30 or more days past due) within one year of modification during the years ended June 30, 2019 or 2018.

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others were $20,045,000 and $22,236,000 at June 30, 2019 and 2018, respectively. The balances of mortgage servicing rights related to loans serviced for others were $69,000 and $81,000 at June 30, 2019 and 2018, respectively, and are not material to the consolidated financial statements.

5. PREMISES AND EQUIPMENT

The following is a summary of premises and equipment as of June 30:

	2019	2018
	(In thousands)
Land	$470	$470
Buildings and leasehold improvements	6,214	6,215
Equipment	2,806	2,802
	9,490	9,487
Accumulated depreciation and amortization	(6,428)	(6,234)

Premises and equipment, net	$3,062	$3,253

Depreciation and amortization expense on premises and equipment amounted to $330,000 and $329,000 for the years ended June 30, 2019 and 2018, respectively.

6. DEPOSITS

The balances of deposit accounts at June 30 were as follows:

	2019	2018
	(In thousands)
Demand deposits	$73,764	$71,428
NOW accounts	70,697	81,944
Regular savings	85,377	83,320
Money market accounts	23,425	20,146
Club accounts	258	258
	253,521	257,096

Certificate accounts maturing in the years ending June 30:
2019	-	45,278
2020	78,356	31,904
2021	24,687	14,118
2022	14,966	14,327
2023	8,418	8,862
2024	3,911	-
	130,338	114,489

Total deposits	$383,859	$371,585

The aggregate amount of time deposits of $250,000 or more as of June 30, 2019 was $35,019,000. The aggregate amount of brokered deposits as of June 30, 2019 was $17,260,000.

7. BORROWED FUNDS

Borrowed funds consisted of the following at June 30:

	2019		2018
		Weighted		Weighted
		Average		Average
	Amount Due	Rate	Amount Due	Rate
	(Dollars in thousands)
Short-term borrowings:
Securities sold under agreements to repurchase	$804	0.10%	$664	0.10%

Long-term FHLB of Boston advances maturing in the years ending:

2019	-	0.00	1,000	1.43
2020	22,000	1.89	22,000	1.89
2021	22,500	2.06	22,500	2.06
2022	11,000	1.79	11,000	1.79
2023	5,000	2.32	5,000	2.32
Thereafter	1,645	0.50	1,699	0.50
Total	62,145	1.93	63,199	1.92
Total borrowed funds	$62,949	1.91%	$63,863	1.90%

As of June 30, 2019 and 2018, loans with a principal balance of $127,375,000 and $76,438,000, respectively, were specifically pledged to secure available borrowings from the FHLB, as well as certain investment securities as disclosed in Note 3.

Additionally, the Bank has a line of credit with the FHLB of Boston in the amount of $2,354,000 and a liquidity line of credit with Atlantic Community Bankers Bank in the amount of $4,000,000. No amounts were outstanding on these lines of credit at June 30, 2019 and 2018.

Securities sold under agreements to repurchase as of June 30, 2019 and 2018 have an original maturity of one day, and have been accounted for as secured borrowings. These customer repurchase agreements are collateralized by U.S. government-sponsored and guaranteed mortgage-backed securities with fair value of $6,278,000 and $6,498,000 at June 30, 2019 and 2018, respectively. The securities collateralizing repurchase agreements are subject to fluctuations in fair value. We monitor the fair value of the collateral on a periodic basis, and would pledge additional collateral if necessary based on changes in fair value of collateral or the balances of the repurchase agreements.

8. INCOME TAXES

The following are components of income tax expense for the years ended June 30:

	2019	2018
	(In thousands)
Current:
Federal	$433	$860
State	1	1
Total current	434	861
Deferred:
Federal	422	304
State	-	-
Total deferred	422	304

Income tax expense	$856	$1,165

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

The reasons for the differences between the statutory federal income tax rates of 21.0% and 27.5% for 2019 and 2018, respectively and the effective tax rates are summarized as follows for the years ended June 30:

	2019	2018
	(In thousands)
Federal income tax at statutory rate	$1,084	$1,181
Increase (decrease) in tax resulting from:
State taxes, net of federal benefit	1	1
Stock-based compensation	22	26
Dividends received deduction	(48)	(88)
Bank-owned life insurance	(75)	(98)
Tax-exempt municipal income, net	(131)	(84)
Effect of federal rate change	-	211
Other, net	3	16
Income tax expense	$856	$1,165
Effective tax rates	16.6%	27.1%

The Company had gross deferred tax assets and gross deferred tax liabilities as follows as of June 30:

	2019	2018
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$471	$555
Net unrealized holding loss on available-for-sale securities	72	149
Deferred compensation	138	131
Stock-based compensation	214	129
Impairment losses on securities available-for-sale	531	531
Accrued expenses	129	116
Post retirement benefits	65	61
Interest receivable on non-accrual loans	102	74
Federal carryovers	-	1,208
Other	104	91
Gross deferred tax asset	1,826	3,045
Valuation allowance	-	-
Gross deferred tax assets, net of valuation allowance	1,826	3,045

Deferred tax liabilities:
Depreciation and amortization	(1,235)	(1,164)
Deferred loan costs	(133)	(173)
Other	(15)	(17)
Gross deferred tax liability	(1,383)	(1,354)
Net deferred tax asset	$443	$1,691

At June 30, 2019 we have no Alternative Minimum Tax (“AMT”) credit carryforwards. At June 30, 2018, we had AMT credit carryforwards of $1.2 million which were used in 2019.

Retained earnings at June 30, 2019 includes a contingency reserve for loan losses of $2,284,000 which represents the tax reserve balance existing at December 31, 1987 and is maintained in accordance with provisions of the Internal Revenue Code applicable to thrift institutions. It is not anticipated that the Company will incur a federal income tax liability related to the reduction of this reserve and accordingly, deferred income taxes of approximately $480,000 have not been recognized as of June 30, 2019 and 2018.

It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of June 30, 2019 and 2018, there were no material uncertain tax positions related to federal and state income tax matters. The Company is currently open to audit under statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended June 30, 2016 through June 30, 2019. The Company records interest and penalties as part of income tax expense. No interest or penalties were recorded for the years ended June 30, 2019 and 2018.

On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act (the “Act”). The Act includes a number of changes in existing tax law impacting businesses including, among other things, a permanent reduction in the corporate income tax rate from 34% to 21%, effective on January 1, 2018. As a result of this rate reduction, the Company revalued its net deferred tax asset as of December 22, 2017 resulting in a reduction in the value of the net deferred tax asset of $211,000, which was recorded as an additional tax expense in the Company’s consolidated statements for 2018.

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

9. OTHER COMMITMENTS AND CONTINGENT LIABILITIES

Lease Commitments

As of June 30, 2019 the Company leases space for various branch offices. The leases for the branch offices expire at various times through fiscal 2025. All leases contain renewal options at the Company’s discretion. The Company also has miscellaneous equipment leases with various terms. The total minimum rental due in future fiscal years under these existing agreements is as follows as of June 30, 2019:

Rental
Expense Due
(In thousands)
2020	$163
2021	162
2022	112
2023	103
2024	103
2025	48
Total	$691

Total rental expense amounted to $167,000 and $180,000 for the years ended June 30, 2019 and 2018, respectively.

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

An asset’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. During the years ended June 30, 2019 and 2018, there were no transfers between levels of the fair value hierarchy.

Assets Measured at Fair Value on a Recurring Basis

The following summarizes assets measured at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using:
	Total	Level 1	Level 2	Level 3
	(In thousands)
June 30, 2019
Securities available-for-sale:
U. S. Government and government-sponsored securities	$2,242	$-	$2,242	$-
Corporate bonds and other securities	3,676	-	3,676	-
U.S. Government-sponsored and guaranteed mortgage-backed securities	20,452	-	20,452	-
Non-agency mortgage-backed securities	2,573	-	2,573	-
Other debt securities	9,976	-	-	9,976
Total	$38,919	$-	$28,943	$9,976

June 30, 2018
Securities available-for-sale:
U. S. Government and government-sponsored securities	$4,328	$-	$4,328	$-
Corporate bonds and other securities	3,730	-	3,730	-
U.S. Government-sponsored and guaranteed mortgage-backed securities	25,251	-	25,251	-
Non-agency mortgage-backed securities	3,237	-	3,237	-
Other debt securities	10,000	-	-	10,000
Total	$46,546	$-	$36,546	$10,000

At June 30, 2019 and 2018, Level 3 assets consisted of available-for-sale auction-rate trust preferred securities (ARPs). Auction-rate trust preferred securities are a floating rate preferred stock, on which the dividend rate generally resets every 90 days based on an auction process to reflect the yield demand for the instruments by potential purchasers. These securities were originally purchased by the Company because they represented highly liquid, tax-preferred investments secured, in most cases, by preferred stock issued by high quality, investment grade companies (generally other financial institutions) (“collateral preferred shares”). The ARP shares, or certificates, purchased by the Company are Class A certificates, which, among other rights, entitle the holder to priority claim on dividends paid into the Trust holding the preferred shares.

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

For the year ended June 30, 2019, there was a $24,000 unrealized loss included in other comprehensive income on auction rate trust preferred securities. For the years ended June 30, 2018, there were no gains or losses (realized/unrealized) included in earnings or other comprehensive income on auction rate trust preferred securities.

There were no liabilities measured at fair value on a recurring basis at June 30, 2019 and 2018.

Assets Measured at Fair Value on a Non-Recurring Basis

Under certain circumstances the Company makes adjustments to fair value for assets not measured at fair value on a recurring basis. The following table presents the assets carried on the consolidated balance sheets by caption and by level in the fair value hierarchy at June 30, 2019 and 2018, for which a nonrecurring fair value adjustment has been recorded:

					Total Losses
					for the
	Fair Value Measurements at Reporting Date Using:				Year Ended
	Total	Level 1	Level 2	Level 3	June 30, 2019
	(In thousands)
June 30, 2019
Impaired loans	$219	$-	$-	$219	$38
Other real estate owned	984	-	-	984	100

	$1,203	$-	$-	$1,203	$138

					Total Losses
					for the
	Fair Value Measurements at Reporting Date Using:				Year Ended
	Total	Level 1	Level 2	Level 3	June 30, 2018
	(In thousands)
June 30, 2018
Impaired loans	$160	$-	$-	$160	$29
Other real estate owned	110	-	-	110	9

	$270	$-	$-	$270	$38

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

There were no liabilities measured at fair value on a non-recurring basis at June 30, 2019 and 2018.

The estimated fair values and carrying values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, are as follows as of June 30:

	2019
	Carrying
	Amount	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$25,672	$25,672	$-	$-	$25,672
Available-for-sale securities	38,919	-	28,943	9,976	38,919
Held-to-maturity securities	63,480	-	63,858	-	63,858
Federal Home Loan Bank stock	3,464	-	-	3,464	3,464
Loans, net	378,017	-	-	366,442	366,442
Accrued interest receivable	1,559	-	-	1,559	1,559

Financial liabilities:
Deposits	383,859	-	-	384,698	384,698
Mortgagors' escrow accounts	3,371	-	-	3,371	3,371
Federal Home Loan Bank advances	62,145	-	62,773	-	62,773
Securities sold under agreements to repurchase	804	-	804	-	804
Accrued interest payable	251	-	-	251	251

	2018
	Carrying
	Amount	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$10,102	$10,102	$-	$-	$10,102
Available-for-sale securities	46,546	-	36,546	10,000	46,546
Held-to-maturity securities	82,816	-	81,828	-	81,828
Federal Home Loan Bank stock	4,206	-	-	4,206	4,206
Loans, net	352,270	-	-	346,511	346,511
Accrued interest receivable	1,361	-	-	1,361	1,361

Financial liabilities:
Deposits	371,585	-	-	372,563	372,563
Mortgagors' escrow accounts	3,123	-	-	3,123	3,123
Federal Home Loan Bank advances	63,199	-	62,428	-	62,428
Securities sold under agreements to repurchase	664	-	664	-	664
Accrued interest payable	158	-	-	158	158

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

Notional amounts of commitments with off-balance-sheet credit risk are as follows as of June 30:

	2019	2018
	(In thousands)
Commitments to originate loans	$1,118	$3,594
Unadvanced portions of loans:
Construction loans	6,872	8,822
Lines of credit	21,819	18,881
Letters of credit	395	395
Outstanding commitments	$30,204	$31,692

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and Common Equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), of Tier 1 capital to adjusted total assets (as defined) and Tangible capital (as defined) to Tangible assets (as defined). Management believes, as of June 30, 2019 and 2018, that the Bank meets all capital adequacy requirements to which it is subject.

Additionally, community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonuses. The capital conservation buffer is being phased in over three years, beginning on January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019. Effective January 1, 2019, the capital conservation buffer was 2.5%. Also, certain deductions from and adjustments to regulatory capital are being phased in over several years.

As of June 30, 2019, the most recent notification from the Federal Reserve Bank of Boston and the State of Connecticut Department of Banking categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total, Tier 1, and Common Equity Tier 1 risk based capital ratios, and Tier 1 leverage capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s actual capital amounts and ratios as of June 30, 2019 and 2018 are presented in the table:

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
As of June 30, 2019:

Tier 1 Capital (to Adjusted Total Assets)	$65,318	12.57%	$20,780	4.00%	$25,976	5.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	65,318	17.69	16,612	4.50	23,995	6.50
Tier 1 Capital (to Risk-Weighted Assets)	65,318	17.69	22,149	6.00	29,532	8.00
Total Capital (to Risk-Weighted Assets)	68,417	18.53	29,532	8.00	36,915	10.00

As of June 30, 2018:

Tier 1 Capital (to Adjusted Total Assets)	$62,797	12.16%	$20,650	4.00%	$25,813	5.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	62,797	18.19	15,537	4.50	22,442	6.50
Tier 1 Capital (to Risk-Weighted Assets)	62,797	18.19	20,716	6.00	27,621	8.00
Total Capital (to Risk-Weighted Assets)	65,779	19.05	27,621	8.00	34,527	10.00

The following table provides a reconciliation of the Company’s total consolidated equity to the capital amounts for the Bank reflected in the preceding table:

	June 30,
	2019	2018
	(In thousands)
Total consolidated equity	$85,072	$84,289
Adjustments:
Equity capital of PB Bancorp, Inc.	(14,436)	(15,155)
Disallowed intangible assets	(5,582)	(5,679)
Disallowed deferred tax assets	-	(1,088)
Unrealized losses on available-for-sale securities	264	430
Tier 1 and Common Equity Tier 1 Capital	65,318	62,797
Allowance for loan losses and off-balance sheet reserves	3,099	2,982
Total Risk-Based capital	$68,417	$65,779

The ability of the Company to pay dividends depends, in part, on the ability of the Bank to pay dividends to the Company. The Bank will not be able to declare or pay a cash dividend on, or repurchase any of its common stock, if the effect thereof would be to reduce the regulatory capital of the Bank to an amount below amounts required under regulatory rules and regulations.

Stock Repurchases and Dividends

The Company may use capital management tools such as cash dividends and common share repurchases. The Company is subject to the Federal Reserve Board’s notice provisions for capital distributions and stock repurchases. On April 4, 2018, the Company adopted a second stock-repurchase program. Under the repurchase program, the Company may repurchase up to 193,012 shares of its common stock, or approximately 2.5% of the then-outstanding shares. The repurchase program permits shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The repurchase program has no expiration date. As of June 30, 2019, the Company had repurchased 193,012 shares of its stock at an average price of $10.91 per share. For the year ended June 30, 2019, the Company’s Board of Directors declared one quarterly cash dividend of $0.06 per common share on July 11, 2018, three quarterly cash dividends of $0.07 per common share on October 17, 2018, January 2, 2019 and April 3, 2019 and one special cash dividend of $0.06 per common share on October 3, 2018.

13. BENEFIT PLANS

401(k) Plan

The Company has a 401(k) plan covering each eligible employee. Employees must be 21 years of age, work at least 1,000 hours per year, and have at least one year of service with the Company to be eligible to participate. Employees may defer compensation up to certain limits defined in the Internal Revenue Code. The Company’s matching contribution is discretionary. For the years ended June 30, 2019 and 2018, the Company chose to contribute 50% of an employee’s deferral on a maximum of 4% of the employee’s salary. The Company contributed $82,000 and $80,000 in matching contributions to the plan during the years ended June 30, 2019 and 2018, respectively. The Company may also make additional discretionary contributions to the plan. During the years ended June 30, 2019 and 2018, additional discretionary contributions were made in the amounts of $306,000 and $233,000, respectively.

Other Postretirement Benefit Plan

The Company has recorded a liability for its future postretirement benefit obligations under certain death benefit agreements. The total liability for the arrangements included in other liabilities was $309,000 at June 30, 2019 and $291,000 at June 30, 2018. Expense under this arrangement was $15,000 and $17,000 for each of the years ended June 30, 2019 and 2018. There were no death benefits paid under these arrangements in 2019 and 2018.

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

The shares of stock purchased by the ESOP are held in a suspense account until they are released for allocation among participants. The shares will be released annually from the suspense account and the released shares will be allocated to the participants on the basis of each participant’s compensation for the year of allocation. As shares are released from collateral, the Company recognizes compensation expense equal to the average market price of the shares during the period and the shares will be outstanding for earnings-per-share purposes. The shares not released are reported as unearned ESOP shares in the stockholders’ equity section on the consolidated balance sheets. ESOP expense for the years ended June 30, 2019 and 2018 was $204,000 and $189,000, respectively. At June 30, 2019 and 2018 there were 235,999 and 217,980 allocated shares, respectively, and 387,369 and 405,388 unallocated shares, respectively. The fair value of unallocated ESOP shares at June 30, 2019 and 2018 was $4,590,000 and $4,601,000, respectively.

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

On March 30, 2017, the Company awarded 392,330 options to purchase the Company’s common stock and 147,750 shares of restricted stock. All of the awards granted to date vest evenly over a five year period from the date of the grant. Stock option awards were granted with an exercise price equal to the market price of the Company’s stock at the date of grant ($10.15) with a maximum term of ten years. As of June 30, 2019, there were 33,556 restricted stock awards and 65,937 stock options that remain available for future grants.

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

There were no options granted during the years ended June 30, 2019 and June 30, 2018.

A summary of the status of the outstanding stock options as of June 30, 2019 and changes during the year then ended is presented below:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Instrinsic
	Options	Price	Contractual Term	Value
			(In years)	(In thousands)
Options outstanding at beginning of year	388,330	$10.15
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	(1,000)	10.15

Outstanding at end of year	387,330	10.15	7.75	658

Options exercisable at end of year	157,932	$10.15	7.75	$268

The aggregate intrinsic value fluctuates based on changes in the fair market value of the Company’s stock. At June 30, 2019, the closing stock price was $11.85. The aggregate intrinsic value represents the total pre-tax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of June 2019 and the weighted- average exercise price, multiplied by the number of shares) that would have been received by the option holders had all options holders exercised their options on June 28, 2019. There were no shares that were exercised for the fiscal year ended June 30, 2019. Shares for the exercise of stock options are expected to come from the Company’s authorized and unissued shares.

A summary of the status of the outstanding stock awards as of June 30, 2019 and changes during the year then ended is presented below:

	Number of	Grant-date
	Shares	Fair Value
Non-vested stock awards at beginning of year	118,200	$10.15
Shares vested	(29,550)	10.15

Non-vested stock awards at end of year	88,650	10.15

The total fair value of restricted shares vested in fiscal 2019 was $350,000.

At June 30, 2019, there were $1.2 million in unrecognized compensation costs related to non-vested share-based compensation. That cost is expected to be recognized over a weighted period of 2.75 years. The Company recorded $451,000 and $447,000 share-based compensation expense for June 30, 2019 and 2018, respectively, in connection with the stock option and restricted stock awards.

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

The components of accumulated other comprehensive loss included in stockholders’ equity and related tax effects are as follows:

	At June 30,
	2019	2018
	(In thousands)
Net unrealized loss on securities available-for-sale	$(341)	$(671)
Tax effect	72	149
Accumulated other comprehensive loss	$(269)	$(522)

The June 30, 2019 and 2018 ending balance includes $70,000 and $180,000 of pre-tax unrealized gains, respectively, on securities for which other-than-temporary impairment has been recognized.

PB Bancorp, Inc. and Subsidiary

(Parent Company Only)

15. PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following unconsolidated financial statements are for the Company (Parent Company) and should be read in conjunction with the consolidated financial statements of the Company.

Balance Sheets

June 30, 2019 and 2018

(In thousands)

	2019	2018
ASSETS
Cash and due from depository institutions	$4,715	$3,542
Investment in Putnam Bank	70,636	69,134
Investment in available-for-sale securities, at fair value	3,232	4,802
Investment in held-to-maturity securities (fair value of $1,990 as of June 30, 2019 and $2,094 as of June 30, 2018)	1,990	2,180
Loan to ESOP	3,601	3,692
Other assets	928	963
Total assets	$85,102	$84,313

LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities	$30	$24
Stockholders' equity	85,072	84,289
Total liabilities and stockholders' equity	$85,102	$84,313

PB Bancorp, Inc. and Subsidiary

(Parent Company Only)

Statements of Net Income

For the Years Ended June 30, 2019 and 2018

(In thousands)

	2019	2018
Dividends from subsidiary	$3,000	$2,700
Interest and dividends on investments	120	163
Interest on ESOP loan	183	159
Total interest and dividend income	3,303	3,022

Investment security gains	-	6

Other expense	387	349
Income before income tax benefit and equity in undistributed net income of subsidiary	2,916	2,679
Income tax benefit	(56)	(49)

Income before equity in undistributed net income of subsidiary	2,972	2,728
Equity in undistributed net income of subsidiary	1,335	401

Net income	$4,307	$3,129

PB Bancorp, Inc. and Subsidiary

(Parent Company Only)

Statements of Cash Flows

June 30, 2019 and 2018

(In thousands)

	2019	2018
Cash flows from operating activities:
Net income
Adjustments to reconcile net income to cash provided by operating activities:	$4,307	$3,129
Amortization of securities premium, net	13	16
Gain on sale of available-for-sale securities	-	(6)
ESOP expense	204	189
Share-based compensation expense	451	447
Decrease in other assets	10	79
Increase in due from subsidiary	(7)	(5)
Increase in other liabilities	6	-
Undistributed net income of subsidiary	(1,335)	(401)
Net cash provided by operating activities	3,649	3,448

Cash flows from investing activities:
Proceeds from the sales of available-for-sale securities	-	1,665
Proceeds from paydowns and maturities of available-for-sale securities	1,674	621
Proceeds from paydowns and maturities of held-to-maturity securities	191	182
Principal payments received on loan to ESOP	91	96
Net cash provided by investing activities	1,956	2,564

Cash flows from financing activities:
Cash dividends paid on common stock	(2,491)	(1,549)
Common stock repurchased	(1,927)	(2,078)
Cancellation of shares for tax withholding	(14)	(28)
Net cash used in financing activities	(4,432)	(3,655)

Net increase in cash and cash equivalents	1,173	2,357
Cash and cash equivalents at beginning of year	3,542	1,185
Cash and cash equivalents at end of year	$4,715	$3,542

ITEM 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A.	Controls and Procedures

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

There has been no change in the Company’s internal control over financial reporting during the Company’s fourth quarter of fiscal year 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2019, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework (2013).” Based on such assessment, management believes that, as of June 30, 2019, the Company’s internal control over financial reporting is effective, based on those criteria.

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

59

ITEM 9B.	Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a) Not applicable

b) Not applicable

b) Not applicable. The Company did not repurchase any shares during the three months ended June 30, 2019, and does not have an outstanding repurchase program.

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

Information concerning directors and executive officers of PB Bancorp, Inc., compliance with section 16(a) of the Exchange Act and corporate governance is incorporated herein by reference from our definitive Proxy Statement related to the 2019 Annual Meeting of Stockholders (the “Proxy Statement”), specifically the section captioned “Proposal I—Election of Directors.”

ITEM 11.	Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the Proxy Statement, specifically the section captioned “Proposal I—Election and corporate governance of Directors.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Proxy Statement, specifically the sections captioned “Security Ownership of Certain Beneficial Owners” and “Proposal I—Election of Directors.”

Management of PB Bancorp, Inc. knows of no arrangements, including any pledge by any person or securities of PSB Holdings, Inc., the operation of which may at a subsequent date result in a change in control of the registrant.

Set forth below is information as of June 30, 2019 regarding equity compensation plans. The Company does not have any equity compensation plans that were not approved by its stockholders.

60

Plan	Number of Securities to be Issued upon Exercise of Outstanding Options and Rights		Weighted Average Exercise Price		Number of Securities Remaining Available for Issuance under the Plans
Equity compensation plans approved by stockholders	634,573	(1)	$10.15	(2)	99,493	(3)

Equity compensation plans not approved by stackholders	-		-		-
Total	634,573	(1)	$10.15	(2)	99,493	(3)

(1)	Includes 181,306 shares of restricted stock and 453,267 options to purchase shares of common stock awarded under the Incentive Plan.
(2)	Relates to 387,330 outstanding stock options.
(3)	Includes 33,556 shares of restricted stock available for future issuance and 65,937 options available for issuance under the Incentive Plan.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Information concerning relationships and transactions and director independence is incorporated herein by reference from the Proxy Statement, specifically the sections captioned “Proposal I – Election of Directors” and “Transactions with Certain Related Persons.”

ITEM 14.	Principal Accountant Fees and Services

Information concerning principal accountant fees and services is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Proposal 2-Ratification of Appointment of Independent Registered Public Accounting Firm.”

61

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

(a)(3) Exhibits.

3.1	Articles of Incorporation of PB Bancorp, Inc. (1)

3.2	Bylaws of PB Bancorp, Inc. (1)

4.1	Form of Common Stock Certificate of PB Bancorp, Inc. (1)

4.2	Description of Registrant’s Securities (1)

10.1	Employee Stock Ownership Plan, including amendments (1)

10.2	Deferred Compensation Plan (1)

10.3	PB Bancorp, Inc. 2017 Equity Incentive Plan (4)

10.4	Form of Incentive Stock Option Award Agreement (5)

10.5	Form of Non-Statutory Incentive Stock Option Award Agreement (5)

10.6	Form of Restricted Stock Award Agreement (5)

10.7	Putnam Bank Senior Management Short Term Incentive Plan (6)

10.8	Change in Control Agreement by and between PB Bancorp, Inc., Putnam Bank and Thomas A. Borner (7)

10.9	Change in Control Agreement by and between PB Bancorp, Inc., Putnam Bank and Robert J. Halloran, Jr. (7)

14.1	Code of Ethics (3)

21.1	Subsidiaries of Registrant (1)

23.1	Consent of Wolf & Company, P.C.

62

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended June 30, 2019, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Net Income, (iii) Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

(1)	Incorporated by reference to the Registration Statement on Form S-1 of PB Bancorp, Inc. (file no. 333-206892), originally filed with the Securities and Exchange Commission on September 11, 2015, as amended.
(2)	[Intentionally omitted]
(3)	Incorporated by reference to the Annual Report on Form 10-K for the Year Ended June 30, 2017 of PB Bancorp, Inc. (Commission File No. 001-37676) as filed with the Securities and Exchange Commission on September 29, 2016
(4)	Incorporated by reference to Appendix A to the proxy statement for the Annual Meeting of Stockholders of PB Bancorp, Inc. (File No. 001-37676) as filed with the Securities and Exchange Commission on January 12, 2017
(5)	Incorporated by reference to the Current Report on Form 8-K of PB Bancorp, Inc. (Commission File No. 001-37676) as filed with the Securities and Exchange Commission on April 4, 2017
(6)	Incorporated by reference to the Current Report on Form 8-K of PB Bancorp, Inc. (Commission File No. 001-37676) as filed with the Securities and Exchange Commission on June 23, 2017
(7)	Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended December 31, 2018 (Commission file No. 001-37676) as filed with the Securities and Exchange Commission on February 12. 2019

ITEM 16.	Form 10-K Summary

Not applicable

63

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PB BANCORP, INC.

Date: September 26, 2019	By:	/S/ THOMAS A. BORNER
Thomas A. Borner
President and Chief Executive Officer and Director (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ THOMAS A. BORNER Thomas A. Borner	President, Chief Executive Officer (Principal Executive Officer)	September 26, 2019

/S/ ROBERT J. HALLORAN, JR. Robert J. Halloran, Jr.	Executive Vice President and Treasurer (Principal Financial and Accounting Officer)	September 26, 2019

/S/ CHARLES W. BENTLEY, JR. Charles W. Bentley, Jr.	Director	September 26, 2019

/S/ JITENDRA K. SINHA Jitendra K. Sinha	Director	September 26, 2019

/S/ PAUL M. KELLY Paul M. Kelly	Director	September 26, 2019

/S/ RICHARD A. LOOMIS Richard A. Loomis	Director	September 26, 2019

/S JOHN P. MILLER John P. Miller	Vice Chairman of the Board	September 26, 2019

/S/ CHARLES H. PUFFER Charles H. Puffer	Chairman of the Board	September 26, 2019

64