Form 10-K/A
period 2019-06-30
PB Bancorp, Inc.
filed 2019-10-25
CIK 1652106

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

The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Common Stock of PSB Holdings, Inc. as of December 31, 2018 ($10.80) was $64.1 million.

As of October 12, 2019, there were 7,447,204 shares outstanding of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

PB Bancorp, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the year ended June 30, 2019, as filed with the Securities and Exchange Commission on September 26, 2019. In accordance with General Instruction G(3), the Company is filing this amendment to include in the Form 10-K the information required to be filed pursuant to Part III of Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the Commission within 120 days after fiscal year end. In addition, the Company is re-filing Item 1 of Part I of the Form 10-K to include the non-performing assets table, which was inadvertently omitted from the previous filing. Also, as required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this amendment under Item 15 of Part IV hereof. For purposes of this amendment, and in accordance with Rule 12b-15 under the Exchange Act, Items 10 through 14 and the exhibit list of the Form 10-K have been amended and restated in their entirety. Except as stated herein, this amendment does not reflect events occurring after the filing of the Form 10-K and no attempt has been made in this amendment to modify or update other disclosures as presented in the Form 10-K.

PB BANCORP, INC.

FORM 10-K/A

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

	Residential Real Estate		Commercial Real Estate		Residential Construction		Commercial		Consumer and Other		Total Loans
		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Due During the Years Ending After June 30, 2019
One year or less	$279	7.14%	$11,115	5.63%	$1,476	4.27%	$1,136	6.85%	$284	5.20%	$14,290	5.61%
More than one to five years	5,895	4.21	17,289	5.34	—	0.00	2,875	5.07	675	5.23	26,734	5.06
More than five years	215,314	3.95	117,290	4.55	—	0.00	6,287	4.19	9	3.50	338,900	4.16
Total	$221,488	3.96%	$145,694	4.73%	$1,476	4.27%	$10,298	4.73%	$968	5.21%	$379,924	4.28%

The following table sets forth the amounts of fixed and adjustable rate loans at June 30, 2019 that are contractually due after June 30, 2020.

	Fixed	Adjustable	Total
	(In thousands)
Real Estate Loans:
Residential	$132,391	$88,818	$221,209
Commercial	60,195	74,384	134,579
Commercial	8,504	658	9,162
Consumer and other	684	-	684
Total	$201,774	$163,860	$365,634

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

The following table sets forth activity in our allowance for loan losses for the years indicated.

	Year Ended June 30,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Balance at beginning of year	$2,943	$2,780	$2,303	$2,175	$2,380
Provision for loan losses	(400)	225	548	663	535
Charge-offs:
Residential real estate	(42)	(83)	(100)	(102)	(98)
Commercial real estate	-	-	-	(625)	(879)
Residential construction	-	-	-	-	-
Commercial	-	-	(11)	-	-
Consumer and other	(39)	(42)	(32)	(45)	(44)
Total charge-offs	(81)	(125)	(143)	(772)	(1,021)
Recoveries:
Residential real estate	14	33	46	44	45
Commercial real estate	560	-	-	165	211
Residential construction	-	-	-	-	-
Commercial	13	15	10	12	12
Consumer and other	14	15	16	16	13
Total recoveries	601	63	72	237	281
Net recoveries (charge-offs)	520	(62)	(71)	(535)	(740)
Balance at end of year	$3,063	$2,943	$2,780	$2,303	$2,175
Ratios:
Allow ance for loan losses to non-performing loans at end of year	72.45%	66.52%	62.71%	54.06%	38.57%
Allow ance for loan losses to total loans outstanding at the end of the year	0.81%	0.83%	0.89%	0.91%	0.96%
Net recoveries (charge-offs) to average loans outstanding	0.14%	(0.02)%	(0.03)%	(0.23)%	(0.32)%

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

		% of	Loans in
		Allowance	Category
		to Total	to Total
	Amount	Allowance	Loans
	(Dollars in thousands)
At June 30, 2019
Residential real estate (1)	$1,466	47.86%	58.69%
Commercial loans (2)	1,497	48.87	41.06
Consumer and other	28	0.92	0.25
Unallocated	72	2.35	-
Total allowance for loan losses	$3,063	100.00	100.00%
At June 30, 2018
Residential real estate (1)	$1,399	47.53%	67.58%
Commercial loans (2)	1,274	43.29	32.18
Consumer and other	135	4.59	0.24
Unallocated	135	4.59	-
Total allowance for loan losses	$2,943	100.00	100.00%
At June 30, 2017
Residential real estate (1)	$1,365	49.10%	72.85%
Commercial loans (2)	1,240	44.61	26.88
Consumer and other	86	3.09	0.27
Unallocated	89	3.20	-
Total allowance for loan losses	$2,780	100.00%	100.00%
At June 30, 2016
Residential real estate (1)	$1,177	51.11%	78.49%
Commercial loans (2)	1,045	45.37	21.24
Consumer and other	20	0.87	0.27
Unallocated	61	2.65	-
Total allowance for loan losses	$2,303	100.00%	100.00%
At June 30, 2015
Residential real estate (1)	$1,096	50.39%	79.74%
Commercial loans (2)	947	43.54	19.95
Consumer and other	26	1.20	0.31
Unallocated	106	4.87	-
Total allowance for loan losses	$2,175	100.00%	100.00%

(1)	Residential real estate loans include one-to-four family mortgage loans, residential construction loans, second mortgages and home equity lines of credit.
(2)	Commercial loans include commercial real estate loans and commercial loans.

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

	At June 30,
	2019		2018		2017
	Carrying	Percent	Carrying	Percent	Carrying	Percent
	Value	of Total	Value	of Total	Value	of Total
	(Dollars in thousands)
Securities, available-for-sale:
U.S. Government and government-sponsored	$2,242	2.2%	$4,328	3.4%	$4,766	2.8%
Corporate bonds and other securities	3,676	3.6	3,730	2.9	5,578	3.3
U.S. Government-sponsored and guaranteed mortgage-backed securities	20,452	20.0	25,251	19.5	35,915	21.1
Non-agency mortgage-backed securities	2,573	2.5	3,237	2.5	3,891	2.3
Other debt securities (1)	9,976	9.7	10,000	7.7	10,000	5.8
Total securities, available-for-sale	38,919	38.0	46,546	36.0	60,150	35.3
Securities, held-to-maturity:
U.S. Government and government-sponsored	9,368	9.2	11,773	9.1	14,411	8.5
State agency and municipal obligations	440	0.4	446	0.3	451	0.3
U.S. Government-sponsored and guaranteed mortgage-backed securities	53,672	52.4	70,597	54.6	95,160	55.9
Total securities, held-to-maturity	63,480	62.0	82,816	64.0	110,022	64.7

Total securities	$102,399	100.0%	$129,362	100.0%	$170,172	100.0%

(1)	Other debt securities consist of ARPs with stated maturity dates.

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

		After One	Years
		Year	Through
	In One Year	Through	Ten	After Ten
	or Less	Five Years	Years	Years	Total
	(Dollars in thousands)
Securities available-for-sale:
U.S. Government and government-sponsored securities	$-	$-	$-	$2,242	$2,242
Corporate debt securities	-	-	3,676	-	3,676
U.S. Government-sponsored and guaranteed mortgage-backed	-	5,074	1,142	14,236	20,452
Non-agency mortgage-backed securities	-	-	-	2,573	2,573
Other debt securities (1)	-	-	7,976	2,000	9,976
Total securities available-for-sale	-	5,074	12,794	21,051	38,919
Securities held-to-maturity:
U.S. Government and government-sponsored securities	4,000	989	-	4,379	9,368
State agency and municipal obligations	-	440	-	-	440
U.S. Government-sponsored and guaranteed mortgage-backed	-	411	9,636	43,625	53,672
Total securities held to maturity	4,000	1,840	9,636	48,004	63,480
Total securities	$4,000	$6,914	$22,430	$69,055	$102,399
Weighted average yield	1.81%	2.57%	3.28%	3.13%	3.07%

(1)	Other securities consist of ARPs with stated maturity dates.

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

The following table sets forth the average distribution of total deposit accounts, by account type, for the years indicated.

	Years Ended June 30,
	2019			2018			2017
			Weighted			Weighted			Weighted
	Average		Average	Average		Average	Average		Average
	Balance	Percent	Rate	Balance	Percent	Rate	Balance	Percent	Rate
	(Dollars in thousands)
Demand deposits	$70,651	19.13%	-%	$69,458	19.06%	-%	$70,283	19.53	-%
NOW accounts	73,589	19.93	0.38	81,478	22.35	0.37	83,499	23.20	0.35
Regular savings	83,739	22.67	0.08	81,667	22.40	0.08	77,639	21.57	0.08
Money market accounts	22,165	6.00	0.60	22,144	6.08	0.20	18,876	5.25	0.19
Club accounts	206	0.06	0.05	209	0.06	0.05	217	0.06	0.05
	250,350	67.79	0.19	254,956	69.95	0.16	250,514	69.61	0.16
Certificates of deposit	118,956	32.21	1.93	109,552	30.05	1.53	109,390	30.39	1.29
Total	$369,306	100.00%	0.75%	$364,508	100.00%	0.57%	$359,904	100.00%	0.50%

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

The Company’s Board of Directors consists of eight members, and is divided into three classes, with one class of directors elected each year. The table below sets forth certain information as of October 12, 2019 regarding the current members of the Company’s Board of Directors, including the terms of office of Board members. A person may be considered to own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting power. Percentage ownership in the table is based on 7,447,204 shares of common stock outstanding as of October 12, 2019, plus, for each person, the number of shares that such person may acquire within 60 days by exercising stock options.

					Shares of
					Common Stock
					Beneficially
				Current	Owned on
		Positions	Director	Term	Record Date		Percent of
Name (1)	Age	Held	Since (2)	to Expire	(3) (4) (5)		Class
Charles W. Bentley, Jr.	66	Director	2006	2019	133,127	(6)	1.79%
Paul M. Kelly	68	Director	1993	2019	74,468		1.00%
Charles H. Puffer	68	Chairman of the Board	1984	2019	140,165		1.88%
Robert J. Halloran, Jr.	65	Director, Executive Vice President and Chief Financial Officer	2006	2020	53,363	(7)	0.72%
Jitendra K. Sinha	70	Director	2007	2020	53,414		0.72%
Thomas A. Borner	65	Director, President and Chief Executive Officer	1987	2021	333,233	(8)	4.47%
Richard A. Loomis	61	Director	2002	2021	63,418		0.85%
John P. Miller	61	Vice Chairman of the Board	2006	2021	42,948		0.58%

Directors and Executive Officers as a Group (8 Persons)					894,136		12.01%

(1)	The mailing address for each person listed is 40 Main Street, Putnam, Connecticut 06260.
(2)	Reflects initial appointment to the Board of Trustees of the mutual predecessor to Putnam Bank, if applicable.
(3)	Except as otherwise noted in these footnotes, the individual has sole voting and investment power over the shares.
(4)	Included in the shares beneficially owned by the listed individuals includes shares of restricted stock, which were granted under the PB Bancorp, Inc. 2017 Stock-Based Incentive Plan, as follows: Mr. Bentley 5,439, Mr. Borner 18,300, Mr. Halloran 7,560, Mr. Kelly 5,439, Mr. Loomis 5,439, Mr. Miller 5,439, Mr. Puffer 5,439, Mr. Sinha 5,439.
(5)	Included in the shares beneficially owned by the listed individuals are options to purchase shares of Company stock, which are exercisable within 60 days of September 6, 2019, as follows: Mr. Borner 28,060, Mr. Kelly 8,340, Mr. Loomis 8,340, Mr. Puffer 8,340, Mr. Halloran 11,592, Mr. Miller 8,340, Mr. Sinha 8,340 and Mr. Bentley 8,340.
(6)	Includes 26,957 shares held by Mr. Bentley’s spouse.
(7)	Includes 11,137 allocated shares held in the Putnam Bank Employee Stock Ownership Plan (“ESOP”) and 2,500 shares held by Mr. Halloran’s spouse.
(8)	Includes 12,979 allocated shares held in the ESOP, 248,478 shares owned jointly with Mr. Borner’s spouse and 13,216 shares held by Mr. Borner’s spouse.

The business experience for the past five years of each of our directors and executive officers is set forth below. Messrs. Borner and Halloran are our two executive officers. The biographies of each of the board members below contain information regarding the person’s business experience and the experiences, qualifications, attributes or skills that caused the Nominating Committee and the Board of Directors to determine that the person should serve as a director. Each director is also a director of Putnam Bank. Unless otherwise indicated, directors and executive officers have held their positions for the past five years. Except as indicated elsewhere in this Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K of PB Bancorp, Inc., there are no arrangements or understandings between any of the directors or nominees and any other person pursuant to which such directors or nominees were selected.

All of the directors continuing in office are long-time residents of the communities served by PB Bancorp, Inc. and Putnam Bank and many of such individuals have operated, or currently operate, businesses located in such communities. As a result, each director continuing in office has significant knowledge of the businesses that operate in PB Bancorp, Inc.’s market area, an understanding of the general real estate market, values and trends in such communities and an understanding of the overall demographics of such communities. Additionally, as residents of such communities, each director has direct knowledge of the trends and developments occurring in such communities. As the holding company for a community banking institution, PB Bancorp, Inc. believes that the local knowledge and experience of its directors assists PB Bancorp, Inc. in assessing the credit and banking needs of its customers, developing products and services to better serve its customers and assessing the risks inherent in its lending operations, and provides PB Bancorp, Inc. with greater business development opportunities. As local residents, our directors are also exposed to the advertising, product offerings and community development efforts of competing institutions which, in turn, assists PB Bancorp, Inc. in structuring its marketing efforts and community outreach programs.

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

Thomas A. Borner is Vice Chairman of the Board, President and Chief Executive Officer of the Company and of Putnam Bank. Mr. Borner has served as a Director and Chairman of the Board of the Company since its formation in 2003, as a director of the Bank since 1987 and as Chairman of the Board of the Bank from 1992 to 2012. In addition, Mr. Borner was Interim Chief Executive Officer of the Bank from 1999 to 2000. Since October 2005, Mr. Borner has been Of Counsel to the law firm of Borner, Aleman and Davis, LLC in Putnam, Connecticut. As a past owner of a number of successful businesses, combined with his decades of legal experience in representing a variety of businesses and personal clients with profiles similar to those of the Bank’s customers, along with his extensive community involvement in a wide range or organizations, Mr. Borner has valuable insight into Putnam Bank’s challenges and opportunities in its market.

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

Paul M. Kelly is the Treasurer of Kelly’s Tire, Inc., an automotive tire retail business, located in Putnam, Connecticut. He is a licensed real estate broker and also serves as Finance Committee Chairman and Assistant Treasurer at Woodstock Academy in Woodstock, Connecticut. Mr. Kelly’s experience gives him extensive insights into the customers who live in our market areas and economic developments affecting the communities in which we operate. His work experience qualifies him to be an “audit committee financial expert” for purposes of the rules and regulations of the Securities and Exchange Commission.

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

Jitendra K. Sinha owned and operated Putnam Supermarket, Inc., located in Putnam, Connecticut, for over 28 years until the company was sold in 2012. He has a Bachelor of Laws degree from Patna University in India and an MBA from Long Island University in New York. Mr. Sinha has an extensive list of social and community service affiliations and has been recognized numerous times with civic achievement and community service awards. Mr. Sinha’s experience gives him extensive insight into the customers who live in our market areas and economic developments affecting the communities in which we operate.

Delinquent Section 16(a) Reports

Officers and directors of the Company and beneficial owners of greater than 10% of the Company’s common stock (“10% beneficial owners”) are required to file reports on Forms 3, 4 and 5 with the SEC disclosing beneficial ownership and changes in beneficial ownership of the common stock. SEC rules require disclosure in the Company’s Proxy Statement or Annual Report on Form 10-K of the failure of an officer, director or 10% beneficial owner of the Company’s common stock to file a Form 3, 4, or 5 on a timely basis. Based upon the Company’s review of the Forms 3, 4 and 5 filed with the SEC, the Company believes that no officer, director or 10% beneficial owner failed to file such ownership reports on a timely basis for the fiscal year ended June 30, 2019.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics that is applicable to the Company’s officers, directors and employees, including its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Business Conduct and Ethics is available on the Company’s website at www.putnambank.com. Amendments to and waivers from the Code of Business Conduct and Ethics will also be disclosed on the Company’s website.

The Audit Committee

The Audit Committee consists of directors Paul M. Kelly, John P. Miller and Charles W. Bentley, Jr. Each member of the Audit Committee is considered “independent” as defined in the NASDAQ corporate governance listing standards and under SEC Rule 10A-3. The Board of Directors has determined that director Paul M. Kelly qualifies as an “audit committee financial expert” as that term is defined by the rules and regulations of the SEC.

Recommendation for Director Nominees

There have been no changes to our procedures for stockholders to recommend director nominees since they were disclosed in our proxy statement for our 2018 Annual Meeting of Stockholders.

ITEM 11.	Executive Compensation

The following table sets forth for the years ended June 30, 2019 and 2018 certain information as to the total remuneration paid by us to Mr. Borner, who serves as President and Chief Executive Officer, and the only other executive officer of the Company other than Mr. Borner (“Named Executive Officers”).

SUMMARY COMPENSATION TABLE

				Nonqualified
			Nonequity	deferred
			incentive plan	compensation	All other
Name and principal			compensation	earnings	compensation
position	Year	Salary ($)	($)	($) (1)	($) (2)	Total ($)
Thomas A. Borner,	2019	354,577	59,169	8,688	36,731	459,165
President and Chief Executive Officer	2018	355,992	54,289	3,463	31,440	445,184
Robert J. Halloran, Jr.,	2019	224,118	32,067	-	34,455	290,640
Executive Vice President and Chief Financial Officer	2018	225,724	30,080	-	29,767	285,571

(1)	The amounts reflected in this column represent the above market interest rate paid on deferred compensation that is not tax-qualified. The amount shown is only the portion that exceeds the market rate, as determined by Item 402 of Securities and Exchange Commission Regulation S-K.
(2)	The amounts for 2019 is detailed in in the table below. ESOP contributions are based upon allocations to their accounts for the fiscal year ended June 30, 2019 of shares valued at a price of $11.85 per share, which is the fair market value of the common stock on the Nasdaq Capital Market as of June 30, 2019.

For fiscal year ended June 30, 2019

			Life	Profit	Total all
	401(k) plan	ESOP	insurance	sharing	other
	contributions	contributions	premiums	contributions	compensation
Thomas A. Borner	$5,127	$14,792	$312	$16,500	$36,731
Robert J. Halloran, Jr.	$5,124	$13,648	$312	$15,371	$34,455

Benefit Plans and Agreements

Change in Control Agreements. Putnam Bank has entered into change in control agreements with Messrs. Borner and Halloran. The change in control agreements provide a benefit in the event of an involuntary termination of employment or a resignation for good reason (as defined in the agreement) within twelve months following a change in control (as defined in the agreement) equal to three times (two times for Mr. Halloran) the executive’s base salary, payable in a lump sum. The amount of the payment to be made in connection with a change in control will be reduced, if necessary, to an amount that is $1.00 less than the amount that would otherwise be an “excess parachute payment” under Section 280G of the Internal Revenue Code of 1986, as amended, only if this will result in the executive receiving a greater total payment as measured on an after-tax basis. Assuming Messrs. Borner and Halloran had been terminated in connection with a change in control as of June 30, 2019, Messrs. Borner and Halloran would have received maximum aggregate cash severance payments of approximately $1,065,000 and $448,738, respectively.

Deferred Compensation Retirement Plan. Putnam Bank maintains a deferred compensation retirement plan for the benefit of directors designated by the Board to participate in the plan. The plan was frozen as of July 1, 2004, and no further contributions have been made to the plan since that date. On February 17, 2016, the plan was amended to convert each participant’s account balance held by a rabbi trust established for the plan into an unfunded bookkeeping account maintained by Putnam Bank. As of each valuation date, the participants’ accounts have been credited with an investment return equal to the New York prime rate of interest, compounded monthly.

The participant’s bookkeeping account will be distributed to the participant (or the participant’s beneficiary in the event of death) in periodic installments (at least annually) as elected by the participant or the participant’s beneficiary. In the event the annual installment exceeds $10,000, the maximum distribution period will be ten years. In the event the participant’s account is less than $10,000, distribution will be made in a lump sum. Distribution will be made within 60 days of a participant’s normal or late retirement. In the event of termination of service due to disability, distribution will be made within 60 days following the close of the plan year in which termination of service occurs. In the event a participant terminates service for any reason other than normal retirement, disability or death, distribution will commence within the later of 60 days following the close of the plan year in which the participant terminates service or 60 days after the participant’s election to commence payment is delivered to the plan administrator. In the event of a participant’s death prior to termination of service, the participant’s account will be distributed to his or her beneficiary. If the participant dies after termination of service but prior to the complete distribution of his account balance, the undistributed balance will be distributed to the participant’s beneficiary in annual installments over three years unless the beneficiary elects otherwise.

Incentive Plans. Beginning with the fiscal year ended June 30, 2018, incentive compensation for the Named Executive Officers are governed by the Putnam Bank Senior Management Short Term Incentive Plan (the “Plan”). The financial criteria for bonuses are return on average equity, efficiency ratio and return on average assets, with bonuses calculated based upon comparing Putnam Bank’s performance with that of a peer group of financial institutions. Performance is calculated based on results for the calendar year. Bonus amounts are limited to 25% of base salary for the President and Chief Executive Officer and 20% of base salary for the other officers covered by the Plan. For the calendar year ended December 31, 2018, Putnam Bank’s performance on return on average equity, efficiency ratio and return on average assets were 6.08%, 71.40% and 0.82%, respectively, compared to the peer group performance of 4.62%, 80.12% and 0.64%, respectively, resulting in bonus amounts of 16.95% of base salary for Mr. Borner and 14.52% of base salary for other participating officers, including Mr. Halloran. The value of these bonus amounts is reflected in the Summary Compensation Table, above.

Outstanding Equity Awards at Year End. The following table sets forth information with respect to outstanding equity awards as of June 30, 2019 for the Named Executive Officers.

	Option awards					Stock awards
OUTSTANDING EQUITY AWARDS AT JUNE 30, 2019 (1)
Equity
incentive plan
			Equity					Equity	awards:
			incentive plan					incentive plan	market or
			awards:					awards:	payout value
	Number of	Number of	number of					number of	of unearned
	securities	securities	securities			Number of	Market value	unearned shares,	shares, units
	underlying	underlying	underlying			shares or units	of shares or	units or other	or other rights
	unexercised	unexercised	unexercised	Option	Option	of stock that	units of stock	rights that	that have
	options	options	unearned	exercise	expiration	have not	that have not	have not	not vested
Name	exercisable (#)	unexercisable (#)	options (#)	price ($)	date	vested (#)	vested ($)(2)	vested (#)	($)
Thomas A. Borner	28,060	42,090	-	10.15	03/30/27	18,300	216,855	-	-
Robert J. Halloran, Jr.	11,592	17,388	-	10.15	03/30/27	7,560	89,586	-	-

(1)	Shares of restricted stock vest at a rate of 20% per year commencing on March 30, 2018, the first anniversary of the date of grant. Stock options vest at a rate of 20% per year commencing on March 30, 2018, the first anniversary of the date of grant, have an exercise price of $10.15, the closing price on the date of grant, and expire ten years from the date of grant.
(2)	Based upon a closing price of $11.85 as reported on the Nasdaq Capital Market as of June 30, 2019.

Stock Benefit Plans

Employee Stock Ownership Plan and Trust.  The Board of Directors of Putnam Bank has adopted an employee stock ownership plan.  Employees who are at least 21 years old with at least one year of employment with Putnam Bank are eligible to participate. The employee stock ownership plan trust borrowed funds from the Company and previously borrowed funds from the Company’s predecessor, PSB Holdings, Inc., and used those funds to purchase shares of common stock in the Company’s stock offering and in PSB Holdings, Inc.’s 2004 stock offering.  As a result, as of June 30, 2019, the employee stock ownership plan now holds 605,986 shares of Company common stock.  Collateral for the loan is the common stock purchased by the employee stock ownership plan. The loan is being repaid principally from Putnam Bank discretionary contributions to the employee stock ownership plan over a period of up to 20 years.  The loan documents provide that the loan may be repaid over a shorter period, without penalty for prepayments. The interest rate for the loan is a floating rate equal to the prime rate.  Shares purchased by the employee stock ownership plan are held in a suspense account for allocation among participants as the loan is repaid.

Contributions to the employee stock ownership plan and shares released from the suspense account in an amount proportional to the repayment of the employee stock ownership plan loan are allocated among employee stock ownership plan participants on the basis of compensation in the year of allocation. Benefits under the plan vest at the rate of 20% per year, starting upon completion of three years of credited service, and will be fully vested upon completion of seven years of credited service, with credit given to participants for years of credited service with Putnam Bank’s mutual predecessor prior to the adoption of the plan. A participant’s interest in his or her account under the plan fully vests in the event of termination of service due to a participant’s early or normal retirement, death, disability, or upon a change in control (as defined in the plan). Vested benefits are payable in common stock and/or cash. Putnam Bank’s contributions to the employee stock ownership plan are discretionary, subject to the loan terms and tax law limits. Therefore, benefits payable under the employee stock ownership plan cannot be estimated. Pursuant to Financial Accounting Standards Board Accounting Standards Codification 718-40, the Company records compensation expense each year in an amount equal to the fair market value of the shares released from the suspense account. In the event of a change in control, the employee stock ownership plan will terminate.

Stock-Based Incentive Plan. The Company has adopted the PB Bancorp, Inc. 2017 Stock-Based Incentive Plan (the “Incentive Plan”) to provide officers, employees and directors of the Company or the Bank with additional incentives to share in the growth and performance of the Company. The Incentive Plan was approved by stockholders on February 17, 2017.

Subject to permitted adjustments for certain corporate transactions, the Incentive Plan authorizes the issuance or delivery to participants of up to 634,573 shares of Company common stock pursuant to grants of incentive and non-statutory stock options, restricted stock awards and restricted stock units. Of this number, the maximum number of shares of Company common stock that may be issued under the Incentive Plan pursuant to the exercise of stock options is 453,267 shares, and the maximum number of shares of Company common stock that may be issued as restricted stock awards or restricted stock units is 181,306 shares. As of June 30, 2019, there were 33,556 restricted stock awards or units and 65,937 stock options that remain available for future grants under the Incentive Plan.

Directors’ Compensation

The following table sets forth for the year ended June 30, 2019 certain information as to the total remuneration paid to directors other than Mr. Borner and Mr. Halloran.

DIRECTOR COMPENSATION TABLE FOR THE YEAR ENDED 30, 2019

		Non-Qualified
	Fees earned	Deferred
	or paid in	Compensation
Name	cash ($)	Earnings ($) (1)	Total ($)
Charles W. Bentley, Jr.	27,950	-	27,950
Paul M. Kelly	29,450	1,541	30,991
Charles H. Puffer	36,000	2,242	38,242
Richard A. Loomis	27,350	812	28,162
John P. Miller	28,700	-	28,700
Jitendra K. Sinha	27,350	-	27,350

(1)	Reflects the above market interest rate received on deferred compensation that is not tax-qualified. The amount shown is only the portion that exceeds the market rate, as determined by Item 402 of Securities and Exchange Regulation S-K.

As of June 30, 2019, each non-employee director had 5,439 unvested shares of restricted stock, 8,340 vested stock options and 12,510 unvested stock options.

For the year ended June 30, 2019, Putnam Bank paid the Chairman of the Board an annual retainer of $36,000 with no meeting fees. All other non-employee Directors received an annual retainer of $26,000 and the Chairman of the Audit Committee and the Chairman of the Compensation Committee received an additional $1,500 per year. No other meeting fees are paid to the other non-employee Directors except for $150 for each Executive Committee meeting. All non-employee directors, except for the Chairman of the Board, receive a fee of $500 for the annual Strategic Planning meeting.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of management is included in Item 10, above. The following table provides information as of October 12, 2019, with respect to persons known by the Company to be the beneficial owners of more than 5% of the Company’s outstanding common stock. A person may be considered to own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investing power. Percentages are based on 7,447,204 shares of Company common stock outstanding for voting purposes as of as of October 12, 2019.

	Amount of Shares
	Owned and Nature	Percent of Shares
	of Beneficial	of Common Stock
Name and Address of Beneficial Owners	Ownership	Outstanding
FMR LLC (1)	661,331	8.9%
245 Summer Street
Boston, Massachusetts 02210
Putnam Bank Employee Stock Ownership Plan (2)	605,986	8.1%
40 Main Street
Putnam, Connecticut 06260
M3 Partners, LP (3)	523,878	7.0%
10 Exchange Place, Suite 510
Salt Lake City, UT 84111

Management of PB Bancorp, Inc. knows of no arrangements, including any pledge by any person or securities of PB Bancorp, Inc., the operation of which may at a subsequent date result in a change in control of the registrant.

Equity Compensation Plan Information

Set forth below is information as of June 30, 2019 regarding equity compensation plans. Other than the ESOP, the Company does not have any equity compensation plans that were not approved by its stockholders.

	Number of Securities to be
	Issued upon Exercise of				Number of Securities
	Outstanding Options and		Weighted Average		Remaining Available for
Plan	Rights		Exercise Price		Issuance under the Plans
Equity compensation plans approved by stockholders	634,573	(1)	$10.15	(2)	99,493	(3)
Equity compensation plans not approved by stockholders	-		-		-
Total	634,573	(1)	$10.15	(2)	99,493	(3)

(1)	Includes 181,306 shares of restricted stock and 453,267 options to purchase shares of common stock awarded under the Incentive Plan.
(2)	Relates to 387,330 outstanding stock options.
(3)	Includes 33,556 shares of restricted stock available for future issuance and options available for issuance under the Incentive Plan.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

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

Board Independence

The Board of Directors has determined that, except for Messrs. Borner, Halloran and Sinha, each member of the Board is an “independent director” as defined in the NASDAQ listing rules.  Messrs. Borner, Halloran are not considered independent because they serve as executive officers of the Company and Mr. Sinha is an officer of Putnam Bank. [CONFIRM] In evaluating the independence of our independent directors, we found no transactions between us and our independent directors that are not required to be reported under “—Transactions With Certain Related Persons,” above, and that had an impact on our determination as to the independence of our directors.

ITEM 14.	Principal Accountant Fees and Services

Audit Fees

The following sets forth information with respect to the fees billed by the Company for the fiscal years ended June 30, 2019 and 2018 to Wolf & Company, P.C.

Audit Fees. The fees for professional services rendered by Wolf & Company, P.C. for the audit of the Company’s annual financial statements and for the review of the consolidated financial statements included in the Company’s quarterly reports on Form 10-Q were $111,388 for 2019 and $112,200 for 2018.

Audit-Related Fees. There were no additional fees for 2019 or 2018 professional services by Wolf & Company, P.C., that were reasonably related to the performance of the audit.

Tax Fees.  There were no fees for professional tax services such as tax advice, tax planning, tax compliance and the review of tax returns paid to Wolf & Company, P.C. for 2019 or 2018.

All Other Fees. There were fees of $3,300 billed to the Company by Wolf & Company, P.C. during the fiscal year ended June 30, 2019 and $3,350 during the fiscal year ended June 30, 2018.

The Audit Committee considered whether the provision of non-audit services was compatible with maintaining the independence of its independent registered public accounting firm for fiscal 2019 and 2018. The Audit Committee concluded that performing such services in fiscal 2019 and 2018 did not affect the independent registered public accounting firm’s independence in performing its function as auditors of the Company’s financial statements.

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

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)(3) Exhibits.

3.1	Articles of Incorporation of PB Bancorp, Inc. (1)

3.2	Bylaws of PB Bancorp, Inc. (1)

4.1	Form of Common Stock Certificate of PB Bancorp, Inc. (1)

10.1	Employee Stock Ownership Plan, including amendments (1)

10.2	Deferred Compensation Plan (1)

10.3	PB Bancorp, Inc. 2017 Equity Incentive Plan (4)

10.4	Form of Incentive Stock Option Award Agreement (5)

10.5	Form of Non-Statutory Incentive Stock Option Award Agreement (5)

10.6	Form of Restricted Stock Award Agreement (5)

10.7	Putnam Bank Senior Management Short Term Incentive Plan (6)

10.8	Change in Control Agreement by and between PB Bancorp, Inc., Putnam Bank and Thomas A. Borner (7)

10.9	Change in Control Agreement by and between PB Bancorp, Inc., Putnam Bank and Robert J. Halloran, Jr. (7)

14.1	Code of Ethics (3)

21.1	Subsidiaries of Registrant (1)

23.1	Consent of Wolf & Company, P.C. (8)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended June 30, 2019, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Net Income, (iii) Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements. (8)

(1)	Incorporated by reference to the Registration Statement on Form S-1 of PB Bancorp, Inc. (file no. 333-206892), originally filed with the Securities and Exchange Commission on September 11, 2015, as amended.
(2)	[Intentionally omitted]

(3)	Incorporated by reference to the Annual Report on Form 10-K for the Year Ended June 30, 2016 of PB Bancorp, Inc. (Commission File No. 001-37676) as filed with the Securities and Exchange Commission on September 26, 2016
(4)	Incorporated by reference to Appendix A to the proxy statement for the Annual Meeting of Stockholders of PB Bancorp, Inc. (File No. 001-37676) as filed with the Securities and Exchange Commission on January 12, 2017
(5)	Incorporated by reference to the Current Report on Form 8-K of PB Bancorp, Inc. (Commission File No. 001-37676) as filed with the Securities and Exchange Commission on April 4, 2017
(6)	Incorporated by reference to the Current Report on Form 8-K of PB Bancorp, Inc. (Commission File No. 001-37676) as filed with the Securities and Exchange Commission on June 23, 2017
(7)	Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended December 31, 2018 (Commission file No. 001-37676) as filed with the Securities and Exchange Commission on February 12. 2019
(8)	Incorporated by reference to the Annual Report on Form 10-K for the period ended June 30, 2019 (Commission file No. 001-37676) as filed with the Securities and Exchange Commission on September 26, 2019

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PB BANCORP, INC.

Date: October 25, 2019	By:	/s/ THOMAS A. BORNER
Thomas A. Borner
President and Chief Executive Officer and Director
(Duly Authorized Representative)