Form 10-Q
period 2019-09-30
PB Bancorp, Inc.
filed 2019-11-12
CIK 1652106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

____________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 1, 2019, there were 7,447,204 shares of the registrant’s common stock outstanding.

PB Bancorp, Inc.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

PB Bancorp, Inc.

Consolidated Balance Sheets

(Unaudited)

	September 30,	June 30,
	2019	2019
	(in thousands except share data)
ASSETS
Cash and due from depository institutions	$2,032	$2,173
Interest-bearing demand deposits with other banks	42,424	23,499
Total cash and cash equivalents	44,456	25,672
Securities available-for-sale, at fair value	37,035	38,919

Securities held-to-maturity (fair value of $58,545 as of September 30, 2019 and $63,858 as of June 30, 2019)	58,092	63,480
Federal Home Loan Bank stock, at cost	3,464	3,464
Loans	375,554	381,080
Less: Allowance for loan losses	(3,212)	(3,063)
Net loans	372,342	378,017
Premises and equipment, net	3,082	3,062
Accrued interest receivable	1,400	1,559
Other real estate owned	1,327	1,271
Goodwill	6,912	6,912
Bank-owned life insurance	13,355	13,267
Net deferred tax asset	386	443
Other assets	2,322	1,964

Total assets	$544,173	$538,030

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Non-interest-bearing	$72,112	$73,764
Interest-bearing	320,329	310,095
Total deposits	392,441	383,859
Mortgagors' escrow accounts	1,701	3,371
Federal Home Loan Bank advances	60,132	62,145
Securities sold under agreements to repurchase	1,618	804
Other liabilities	2,497	2,779
Total liabilities	458,389	452,958

Stockholders' Equity

Preferred stock, 50,000,000 shares authorized, $0.01 par value, no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.01 par value, 7,447,204 shares issued and outstanding at September 30, 2019 and June 30, 2019.	74	74
Additional paid-in capital	58,649	58,598
Retained earnings	31,073	30,638
Accumulated other comprehensive loss	(155)	(269)
Unearned ESOP shares	(3,109)	(3,146)
Unearned stock awards	(748)	(823)
Total stockholders' equity	85,784	85,072

Total liabilities and stockholders' equity	$544,173	$538,030

See accompanying notes to consolidated financial statements.

PB Bancorp, Inc.

Consolidated Statements of Net Income

(Unaudited)

	Three months ended
	September 30,
	2019	2018
	(in thousands, except per share data)
Interest and dividend income:
Interest and fees on loans	$3,986	$3,575
Interest and dividends on investments	711	866
Other	170	43
Total interest and dividend income	4,867	4,484

Interest expense:
Deposits and escrow	804	557
Borrowed funds	297	304
Total interest expense	1,101	861
Net interest and dividend income	3,766	3,623

Provision (credit) for loan losses	150	(600)
Net interest and dividend income after provision (credit) for loan losses	3,616	4,223

Non-interest income:
Total other-than-temporary impairment losses on debt securities	(199)	-
Portion of losses recognized in other comprehensive income	152	-
Net impairment losses recognized in earnings	(47)	-
Fees for services	490	470
Mortgage banking activities	10	4
Net commissions from brokerage services	49	25
Income from bank-owned life insurance	88	89
Gain on sales of other real estate owned, net	97	21
Other income	47	60
Total non-interest income	734	669

Non-interest expense:
Compensation and benefits	2,063	1,928
Occupancy and equipment	310	311
Data processing	300	297
LAN/WAN network	22	25
Advertising and marketing	41	34
FDIC deposit insurance	-	38
Other real estate owned	30	64
Write-down of other real estate owned	-	91
Other	445	418
Total non-interest expense	3,211	3,206
Income before income tax expense	1,139	1,686

Income tax expense	183	295
NET INCOME	$956	$1,391

Earnings per common share:
Basic	$0.14	$0.19
Diluted	$0.14	$0.19

See accompanying notes to consolidated financial statements.

PB Bancorp, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three months ended
	September 30,
	2019	2018
	(in thousands)
Net income	$956	$1,391
Other comprehensive income (loss):
Net unrealized holding gains (losses) on available-for-sale securities	251	(136)
Reclassification adjustment for losses on available-for-sale securities realized in income on (1)	47	-
Non-credit portion of other-than-temporary losses on available-for-sale securities	(152)	-

Other comprehensive income (loss) before tax	146	(136)

Income tax (loss) benefit related to other comprehensive income (loss)	(32)	29
Other comprehensive income (loss) net of tax	114	(107)
Total comprehensive income	$1,070	$1,284

(1)  Reported in net impairment losses recognized in earnings, included in non-interest income on the consolidated statements of net income.  There was no income tax benefit associated with the reclassification adjustment.

See accompanying notes to consolidated financial statements.

PB Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned ESOP Shares	Unearned Stock Awards	Total Stockholders' Equity
	(dollars in thousands, except per share data)
Balances at June 30, 2018	$76	$60,329	$28,822	$(522)	$(3,293)	$(1,123)	$84,289

Comprehensive income	-	-	1,391	(107)	-	-	1,284
Cash dividends declared and paid ($0.06 per share)	-	-	(458)	-	-	-	(458)
ESOP shares committed to be released (4,504 shares)	-	16	-	-	37	-	53
Common stock repurchased (1,000 shares)	-	(11)	-	-	-	-	(11)
Share-based compensation expense	-	43	-	-	-	75	118

Balances at September 30, 2018	$76	$60,377	$29,755	$(629)	$(3,256)	$(1,048)	$85,275

Balances at June 30, 2019	$74	$58,598	$30,638	$(269)	$(3,146)	$(823)	85,072

Comprehensive income	-	-	956	114	-	-	1,070
Cash dividends declared and paid ($0.07 per share)	-	-	(521)	-	-	-	(521)
ESOP shares committed to be released (4,505 shares)	-	15	-	-	37	-	52
Share-based compensation expense	-	36	-	-	-	75	111

Balances at September 30, 2019	$74	$58,649	$31,073	$(155)	$(3,109)	$(748)	$85,784

See accompanying notes to consolidated financial statements.

PB Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months
	ended September 30,
	2019	2018
	(in thousands)
Cash flows from operating activities
Net income	$956	$1,391
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities premiums, net	97	113
Impairment losses on securities	47	-
Amortization of deferred loan costs, net	64	84
Provision (credit) for loan losses	150	(600)
Gain on sale of other real estate owned, net	(97)	(21)
Write-down of other real estate owned	-	91
Depreciation and amortization - premises and equipment	83	83
Amortization - software	2	1
Increase in accrued interest receivable and other assets	(201)	(767)
Income from bank-owned life insurance	(88)	(89)
Decrease in other liabilities	(282)	(403)
Share-based compensation expense	111	118
Deferred tax expense	25	850
ESOP expense	52	53
Net cash provided by operating activities	919	904

Cash flows from investing activities
Proceeds from calls, pay downs and maturities of available-for-sale securities	1,940	1,834
Proceeds from calls, pay downs and maturities of held-to-maturity securities	5,334	5,827
Net loan principal repayments	7,151	4,062
Loan purchases	(1,955)	-
Recoveries of loans previously charged off	8	571
Proceeds from sale of other real estate owned	298	126
Capital expenditures - premises and equipment	(103)	(7)
Net cash provided by investing activities	12,673	12,413

Cash flows from financing activities
Net increase (decrease) in deposit accounts	8,582	(4,444)
Net decrease in mortgagors' escrow accounts	(1,670)	(1,625)
Repayment of long-term Federal Home Loan Bank advances	(2,013)	(1,013)
Net increase in securities sold under agreements to repurchase	814	862
Cash dividends paid on common stock	(521)	(458)
Common stock repurchased	-	(11)
Net cash provided by (used in) financing activities	5,192	(6,689)

Net increase in cash and cash equivalents	18,784	6,628
Cash and cash equivalents at beginning of year	25,672	10,102
Cash and cash equivalents at end of period	$44,456	$16,730
Supplemental disclosures
Cash paid during the period for:
Interest	$1,008	$803
Income taxes paid	351	1
Loans transferred to other real estate owned	257	156

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

Acquisition

On October 22, 2019, the Company, Putnam Bank and Centreville Bank announced they had entered into a definitive agreement under which Centreville Bank will acquire the Company and Putnam Bank in an all cash transaction valued at approximately $115.5 million. The Company’s stockholders will receive $15.25 for each share of Company common stock that they own.  The transaction is expected to close in the first or second quarter of 2020 and is subject to customary closing conditions, including the approval of the Company’s stockholders and required regulatory approvals. However, it is possible that factors outside the control of both companies, including whether or when the required regulatory approvals will be received, could result in the merger being completed at a different time or not at all.

NOTE 2 – Basis of Presentation

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-Q, and accordingly do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary, consisting of only normal recurring accruals and the elimination of all significant intercompany accounts, to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. The interim results of operations are not necessarily indicative of the operating results to be expected for future periods, including the fiscal year ending June 30, 2020. These financial statements should be read in conjunction with the 2019 consolidated financial statements and notes thereto included in PB Bancorp, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (‘’SEC’’) on September 26, 2019.

NOTE 3 – Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which supersedes the requirements in Topic 840, Leases. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. The amendments in this Update are effective for companies that qualify as “smaller reporting companies” under SEC regulations, like the Company, fiscal years beginning after December 31, 2018, including interim periods within those fiscal years. Early application of the amendments in this Update is permitted for all entities. Based on the current level of long-term leases in place, adoption of this guideline was not material to the Company’s results of operations or financial position.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326), which requires entities to measure all expected credit losses for certain financial assets (such as loans and held-to-maturity securities) held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  Entities will now use forward-looking information to better form their credit loss estimates. The ASU also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. The amendments in this Update are effective for companies that qualify as “smaller reporting companies” under SEC regulations, like the Company, fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. However, the FASB recently voted to propose delaying the standard by three years for small reporting companies, which includes Putnam Bank. Management is currently working to implement these requirements to determine the potential impact on the Company’s consolidated financial statements.

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

General component

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, residential construction, commercial and consumer/other. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; concentrations; changes in lending policies and procedures; experience/ability/depth of lending management and staff; loan rating migration; the effect of other external factors; changes in the value of underlying collateral; changes in the loan review system and national and local economic trends and conditions. The Company calculates historical losses using a five-year rolling average, which is considered indicative of the risk in the Company’s current loan portfolio. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses through September 30, 2019.

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

Commercial real estate - Loans in this segment are primarily income-producing properties throughout New England. The underlying cash flows generated by the properties may be adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, would have an effect on the credit quality in this segment. Management obtains rent rolls annually and continually monitors the cash flows of these loans.

Residential construction – Loans in this segment include speculative real estate development loans for which payment is derived from sale of the property. Credit risk is affected by the accuracy of estimated costs to complete the project, cost overruns, time to sell at an adequate price, and market conditions.

Commercial - Loans in this segment are made to businesses and are generally secured by assets of the business. Repayment is expected from the cash flows of the business. A weakened economy, and resultant decreased consumer spending, will have an effect on the credit quality in this segment.

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

The Company periodically may agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). All TDRs are classified as impaired.

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

Other-Than-Temporary Impairment of Securities. Each reporting period, the Company evaluates all securities classified as available-for-sale or held-to-maturity with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other-than-temporary (“OTTI”).

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

The following information was used in the computation of EPS on both a basic and diluted basis for the three months ended September 30, 2019:

	Three months ended September 30,
	2019	2018
Net income	$956,000	$1,391,000

Weighted average common shares applicable to basic EPS	7,059,885	7,218,179
Effect of dilutive potential common shares	12,064	8,611
Weighted average common shares applicable to diluted EPS	7,071,949	7,226,790
Earnings per share:
Basic	$0.14	$0.19
Diluted	$0.14	$0.19

For the three months ended September 30, 2019 and 2018, there were no antidilutive options not being included in the computation of diluted earnings per share.

NOTE 6 – Investment Securities

The carrying value, estimated fair values, and gross unrealized gains and losses of investment securities by maturity and type are as follows:

	Amortized	Gross Unrealized		Fair
	Cost Basis	Gains	(Losses)	Value
	(in thousands)
September 30, 2019:
Available-for-sale:
Debt securities:
U.S. government and government-sponsored securities:
After ten years	$2,088	$-	$(68)	$2,020

Corporate bonds:
Due from five through ten years	3,999	-	(307)	3,692

U.S. Government-sponsored and guaranteed mortgage-backed securities:
Due from one through five years	4,505	16	(3)	4,518
From five through ten years	1,085	-	(3)	1,082
After ten years	13,167	111	(62)	13,216
	18,757	127	(68)	18,816

Non-agency mortgage-backed securities:
Due after ten years	2,386	398	(277)	2,507

Other debt securities:
Auction rate preferred:
Due from five through ten years	8,000	-	-	8,000
After ten years	2,000	-	-	2,000
	10,000	-	-	10,000

Total available-for-sale securities	$37,230	$525	$(720)	$37,035

Held-to-maturity:
U.S. government and government-sponsored securities:
Due in one year or less	$3,991	$19	$-	$4,010
After ten years	4,150	32	-	4,182
	8,141	51	-	8,192

State agency and municipal obligations
From one through five years	439	-	-	439

U.S. Government-sponsored and guaranteed mortgage-backed securities:
Due from one through five years	329	7	-	336
From five through ten years	9,627	66	(26)	9,667
After ten years	39,556	492	(137)	39,911
	49,512	565	(163)	49,914
Total held-to-maturity securities	$58,092	$616	$(163)	$58,545

	Amortized	Gross Unrealized		Fair
	Cost Basis	Gains	(Losses)	Value
	(in thousands)
June 30, 2019:
Available-for-sale:
Debt securities:
U.S. government and government-sponsored securities:
Due after ten years	$2,310	$-	$(68)	$2,242

Corporate bonds:
Due from five through ten years	3,999	-	(323)	3,676

U.S. Government-sponsored and guaranteed mortgage-backed securities:
Due from one through five years	5,066	13	(5)	5,074
From five through ten years	1,147	-	(5)	1,142
After ten years	14,235	118	(117)	14,236
	20,448	131	(127)	20,452

Non-agency mortgage-backed securities:
Due after ten years	2,503	410	(340)	2,573

Other debt securities:
Auction rate preferred:
Due from five through ten years	8,000	-	(24)	7,976
After ten years	2,000	-	-	2,000

	10,000	-	(24)	9,976
Total available-for-sale securities	$39,260	$541	$(882)	$38,919

Held-to-maturity:
U.S. government and government-sponsored securities:
Due in one year or less	$4,000	$-	$(4)	$3,996
From one through five years	989	22	-	1,011
After ten years	4,379	-	(2)	4,377
	9,368	22	(6)	9,384

State agency and municipal obligations
Due from one through five years	440	-	(2)	438

U.S. Government-sponsored and guaranteed mortgage-backed securities:
Due from one through five years	411	9	-	420
From five through ten years	9,636	24	(37)	9,623
After ten years	43,625	543	(175)	43,993
	53,672	576	(212)	54,036

Total held-to-maturity securities	$63,480	$598	$(220)	$63,858

There were no sales of available-for-sale securities for the three months ended September 30, 2019 and 2018. Gains and losses on the sales of securities are recorded on the trade date and are determined using the specific identification method. There were other-than-temporary impairment charges on available-for-sale securities realized in income during the three months ended September 30, 2019 of $47,000 and no other-than-temporary charges during the three months ended September 30, 2018. The write-downs for the three months ended September 30, 2019 included total other-than-temporary impairment losses on non-agency mortgage-backed securities of $199,000, net of $152,000 recognized in other comprehensive loss, before taxes.

The following is a summary of the estimated fair value and related unrealized losses segregated by category and length of time that individual securities have been in a continuous unrealized loss position at:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
September 30, 2019:
Available-for-sale:
U.S. Government and government-sponsored securities	$-	$-	$2,020	$68	$2,020	$68
Corporate bonds	-	-	3,692	307	3,692	307
U.S. Government-sponsored and guaranteed mortgage-backed securities	2,266	12	5,944	56	8,210	68
Total temporarily impaired available-for-sale	2,266	12	11,656	431	13,922	443

Held-to-maturity:
U.S. Government and government-sponsored securities	-	-	1,000	-	1,000	-
State and political subdivisions	439	-	-	-	439	-
U.S. Government-sponsored and guaranteed mortgage-backed securities	6,427	23	17,585	140	24,012	163
Total temporarily impaired held-to-maturity	6,866	23	18,585	140	25,451	163

Other-than-temporarily impaired debt securities (1):
Non-agency mortgage-backed securities	265	12	952	265	1,217	277

Total temporarily-impaired and other-than-temporarily impaired securities	$9,397	$47	$31,193	$836	$40,590	$883

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
June 30, 2019:
Available-for-sale:
U.S. Government and government-sponsored securities	$-	$-	$2,242	$68	$2,242	$68
Corporate bonds	-	-	3,676	323	3,676	323
U.S. Government-sponsored and guaranteed mortgage-backed securities	1,425	7	13,576	120	15,001	127
Other securities	2,976	24	-	-	2,976	24
Total temporarily impaired available-for-sale	4,401	31	19,494	511	23,895	542

Held-to-maturity:
U.S. Government and government-sponsored securities	-	-	8,373	6	8,373	6
State and political subdivisions	-	-	438	2	438	2
U.S. Government-sponsored and guaranteed mortgage-backed securities	-	-	29,400	212	29,400	212
Total temporarily impaired held-to-maturity	-	-	38,211	220	38,211	220

Other-than-temporarily impaired debt securities (1):
Non-agency mortgage-backed securities	268	11	947	329	1,215	340

Total temporarily-impaired and other-than-temporarily impaired securities	$4,669	$42	$58,652	$1,060	$63,321	$1,102

(1)	Includes other-than-temporary impaired available-for-sale debt securities in which a portion of the other-than-temporary impairment loss remains in accumulated other comprehensive loss.

Management evaluates securities for OTTI at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

At September 30, 2019, there were 50 individual investment securities with aggregate depreciation of 2.1% from the Company’s amortized cost basis. Management has the intent and ability to hold these securities until cost recovery occurs and considers these declines to be temporary.

The unrealized losses on the Company’s investment in U.S. Government-sponsored agency bonds and U.S. government-guaranteed and government-sponsored residential mortgage-backed securities were primarily caused by interest rate fluctuations. These investments are guaranteed or sponsored by the U.S. government or an agency thereof. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the investment. Because the decline in market value is attributable to changes in interest rates and not to credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2019.

The Company’s unrealized losses on investments in corporate bonds and other securities relate to investments in companies within the financial services sector. As of September 30, 2019, the Company had three investments in corporate single-issuer trust preferred securities (TRUPs) with a total book value of $4.0 million and total fair value of $3.7 million, all of which were classified as available-for-sale. The single-issuer trust preferred investments are evaluated for other-than-temporary impairment by performing a present value of cash flows calculation each quarter. None of the issuers have deferred interest payments or announced the intention to defer interest payments. The Company believes the decline in fair value is related to the spread over three-month LIBOR, on which the quarterly interest payments are based, as the spread over LIBOR being received is significantly lower than current market spreads. Management concluded the impairment of these investments was considered temporary and asserts that the Company does not have the intent to sell these investments and that it is more likely than not it will not have to sell the investments before recovery of their cost bases which may be at maturity.

At September 30, 2019, there was one state and political subdivision security that had an unrealized loss of 0.1% from the Company’s amortized cost basis. We believe the unrealized loss was primarily caused by interest rate fluctuations. This security is guaranteed by a school district located in Texas. Because the decline in market value is attributable to changes in interest rates and not to credit quality, and because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investments before recovery of its amortized cost basis, which may be at maturity, the Company does not consider this investment to be other-than-temporarily impaired at September 30, 2019.

For the three months ended September 30, 2019, there was $47,000 in other-than-temporary impairment losses recognized in earnings. There were no other-than-temporary impairment losses for the three months ended September 30, 2018. The other-than-temporary impairment losses were on non-agency mortgage-backed securities. The Company estimates the portion of possible loss attributable to credit loss using a discounted cash flow model. Significant inputs include the estimated cash flows of the underlying loans based on key assumptions, such as default rate, loss severity and prepayment rate. Assumptions can vary widely from security to security, and are influenced by such factors as loan interest rate, geographical location of the borrower, borrower characteristics and collateral type. The present value of the expected cash flows is compared to the Company’s amortized cost basis to determine if there was a credit-related impairment loss. Based on the expected cash flows derived from the model, the Company expects to recover the remaining unrealized losses on these securities.

The following table represents a roll-forward of the amount of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in other comprehensive loss:

	Three months ended
	September 30,
	2019	2018
	(in thousands)
Balance at beginning of period	$16,016	$15,983

Additional credit losses on securities for which an other-than-temporary impairment charge was previously recorded	47	-

Balance at end of period	$16,063	$15,983

NOTE 7 – Loans

The following table sets forth the composition of our loan portfolio at September 30, 2019 and June 30, 2019:

	September 30,	June 30,
	2019	2019
	(in thousands)
Real Estate:
Residential (1)	$216,101	$221,488
Commercial	144,360	145,694
Residential construction	1,974	1,476
Commercial	11,216	10,298
Consumer and other	785	968

Total loans	374,436	379,924

Net deferred loan costs	1,118	1,156
Allowance for loan losses	(3,212)	(3,063)

Loans, net	$372,342	$378,017

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

On an annual basis, or more often if needed, the Company formally reviews the ratings on all commercial real estate, construction and commercial loans. Annually, the Company engages an independent third party to review a significant portion of loans within these segments. Management uses the results of these reviews as part of its annual review process. Credit quality for residential real estate and consumer/other loans is determined by monitoring loan payment history and ongoing communications with the borrower.

The following table presents the Company’s loan classes by internally assigned grades at September 30, 2019 and June 30, 2019:

	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and other	Total
	(in thousands)
September 30, 2019
Grade:
Pass	$211,480	$141,541	$1,974	$10,293	$785	$366,073
Special Mention	1,384	1,567	-	-	-	2,951
Substandard	3,237	1,252	-	923	-	5,412
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$216,101	$144,360	$1,974	$11,216	$785	$374,436

June 30, 2019
Grade:
Pass	$217,800	$142,829	$1,476	$9,355	$968	$372,428
Special Mention	-	1,557	-	-	-	1,557
Substandard	3,688	1,308	-	943	-	5,939
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$221,488	$145,694	$1,476	$10,298	$968	$379,924

Modifications deemed to be troubled debt restructures were not material for the three months ended September 30, 2019 and 2018.

There were no material troubled debt restructurings that subsequently defaulted (defined as 30 or more days past due subsequent to restructuring) within one year of modification during the three months ended September 30, 2019 and 2018.

NOTE 8 – Non-performing Assets, Past Due and Impaired Loans

The table below sets forth the amounts and categories of non-performing assets at the dates indicated:

	At September 30, 2019	At June 30, 2019
	(Dollars in thousands)
Non-accrual loans:
Real Estate:
Residential	$3,237	$3,530
Commercial	526	260
Consumer	-	-
Total non-accrual loans	3,763	3,790

Accruing loans past due 90 days or more:
Real Estate:
Residential	-	159
Commercial	-	279
Total accruing loans past due 90 days or more	-	438
Total non-performing loans	3,763	4,228

Other real estate owned	1,327	1,271
Total non-performing assets	$5,090	$5,499

Total non-performing loans to total loans	1.00%	1.11%
Total non-performing assets to total assets	0.94%	1.02%

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

The following table sets forth information regarding past due loans at September 30, 2019 and June 30, 2019:

	30–59 Days Past Due	60–89 Days Past Due	90 days or Greater Past Due	Total Past Due
	(in thousands)
At September 30, 2019
Real Estate:
Residential	$245	$392	$446	$1,083
Commercial	-	-	278	278
Consumer and other	5	1	-	6
Total	$250	$393	$724	$1,367

At June 30, 2019

Real Estate:
Residential	$39	$397	$668	$1,104
Commercial	-	-	$279	279
Consumer and other	3	-	-	3
Total	$42	$397	$947	$1,386

The following is a summary of information pertaining to impaired loans at September 30, 2019 and June 30, 2019, none of which had a valuation allowance:

	At September 30, 2019		At June 30, 2019
		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal
	Investment	Balance	Investment	Balance
	(in thousands)
Real Estate:
Residential	$1,830	$1,976	$2,150	$2,296
Commercial	248	248	260	260
Total impaired loans	$2,078	$2,224	$2,410	$2,556

The following is a summary of additional information pertaining to impaired loans:

	Three months ended			Three months ended
	September 30, 2019			September 30, 2018
	Average	Interest	Interest Income	Average	Interest	Interest Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
	(in thousands)
Real Estate:
Residential	$1,990	$20	$18	$2,512	$17	$14
Commercial	254	-	-	824	7	-
Total impaired loans	$2,244	$20	$18	$3,336	$24	$14

NOTE 9 – Allowance for Loan Losses

An analysis of the allowance for loan losses for the three months ended September 30, 2019 and 2018 is as follows:

	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and Other	Unallocated	Total
	(in thousands)
Three months ended September 30, 2019
Beginning balance	$1,456	$1,418	$10	$79	$28	$72	$3,063
Charge-offs	-	-	-	-	(9)	-	(9)
Recoveries	3	-	-	3	2	-	8
Provision	92	25	4	9	1	19	150
Ending Balance	$1,551	$1,443	$14	$91	$22	$91	$3,212

Three months ended
September 30, 2018

Beginning balance	$1,385	$1,194	$14	$80	$135	$135	$2,943
Charge-offs	-	-	-	-	(8)	-	(8)
Recoveries	5	560	-	2	4	-	571
(Credit) provision	98	(660)	(7)	(5)	-	(26)	(600)
Ending Balance	$1,488	$1,094	$7	$77	$131	$109	$2,906

Further information pertaining to the allowance for loan losses at September 30, 2019 and June 30, 2019 is as follows:

	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and Other	Unallocated	Total
	(in thousands)
At September 30, 2019
Amount of allowance for loan losses for impaired loans	$-	$-	$-	$-	$-	$-	$-

Amount of allowance for loan losses for non-impaired loans	$1,551	$1,443	$14	$91	$22	$91	$3,212

Impaired loans	$1,830	$248	$-	$-	$-	$-	$2,078

Non-impaired loans	$214,271	$144,112	$1,974	$11,216	$785	$-	$372,358

At June 30, 2019

Amount of allowance for loan losses for impaired loans	$-	$-	$-	$-	$-	$-	$-

Amount of allowance for loan losses for non-impaired loans	$1,456	$1,418	$10	$79	$28	$72	$3,063

Impaired loans	$2,150	$260	$-	$-	$-	$-	$2,410

Non-impaired loans	$219,338	$145,434	$1,476	$10,298	$968	$-	$377,514

NOTE 10 – Stock-Based Incentive Plan

In February 2017, stockholders of the Company approved the PB Bancorp, Inc. 2017 Stock-Based Incentive Plan (the “Incentive Plan”). Under the Incentive Plan, the Company may grant up to 453,267 stock options and 181,306 shares of restricted stock to its employees, officers and directors for an aggregate amount of up to 634,573 shares. Both incentive stock options and non-statutory stock options may be granted under the Incentive Plan.

There were no stock options or awards granted during the three months ended September 30, 2019 and 2018.

Both stock option and restricted stock awards granted to date vest at 20% per year beginning on the first anniversary of the date of the grant, and become fully vested in the event of a change in control of the Company

Stock options are considered common stock equivalents for the purpose of computing earnings per share on a diluted basis. Restricted stock awards have non-forfeitable dividend rights, and are considered participating securities outstanding for the purpose of computing basic earnings per share.

The Company has recorded share-based compensation expense related to outstanding stock option and restricted stock awards based upon the fair value at the date of grant over the vesting period of such awards on a straight-line basis. The fair value of each restricted stock allocation, based on the market price at the date of grant, is recorded to unearned stock awards. Compensation expense related to unearned restricted shares is amortized to compensation and benefits expense over the vesting period of the restricted stock awards, adjusted by actual forfeitures. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing method which includes several assumptions such as volatility, expected dividends, expected term and risk-free rate for each stock option award. The Company recorded share-based compensation expense in connection with the stock option and restricted stock awards for the three months ended September 30, 2019 of $111,000. The Company recorded share-based compensation expense in connection with the stock option and restricted stock awards for the three months ended September 30, 2018 of $118,000.

NOTE 11 – Accumulated Other Comprehensive Loss

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the consolidated balance sheets, such items are components of accumulated other comprehensive loss.

The components of accumulated other comprehensive loss and related tax effects are as follows:

	September 30,	June 30,
	2019	2019
	(in thousands)
Net unrealized loss on securities available-for-sale	$(195)	$(341)
Tax effect	40	72
Accumulated other comprehensive loss	$(155)	$(269)

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

The level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s assets carried at fair value for September 30, 2019 and June 30, 2019.

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

The Company did not have any transfers of assets between levels of the fair value hierarchy during the three months ended September 30, 2019.

The following summarizes assets measured at fair value on a recurring basis at September 30, 2019 and June 30, 2019:

	Total Fair
	Value	Level 1	Level 2	Level 3
	(in thousands)
At September 30, 2019
Securities available-for-sale:
U.S. government and government-sponsored securities	$2,020	$-	$2,020	$-
Corporate bonds	3,692	-	3,692	-

U.S. Government-sponsored and guaranteed mortgage-backed securities	18,816	-	18,816	-
Non-agency mortgage-backed securities	2,507	-	2,507	-
Other securities	10,000	-	-	10,000
Total	$37,035	$-	$27,035	$10,000

At June 30, 2019

Securities available-for-sale:
U.S. government and government-sponsored securities	$2,242	$-	$2,242	$-
Corporate bonds	3,676	-	3,676	-

U.S. Government-sponsored and guaranteed mortgage-backed securities	20,452	-	20,452	-
Non-agency mortgage-backed securities	2,573	-	2,573	-
Other securities	9,976	-	-	9,976
Total	$38,919	$-	$28,943	$9,976

There were no changes in level 3 assets measured at fair value for the three months ended September 30, 2019 and 2018.

The Company had no assets measured at fair value on a non-recurring basis at September 30, 2019. The following summarizes assets measured at fair value on a non-recurring basis and the adjustments to the carrying value at and for the three months ended September 30, 2018:

					Total Losses
					for the three
	Total Fair				months ended September 30,
	Value	Level 1	Level 2	Level 3	2018
	(in thousands)
At June 30, 2019
Impaired loans	$219	$-	$-	$219	$-
Other real estate owned	984	-	-	984	91
	$1,203	$-	$-	$1,203	$91

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

There were no liabilities measured at fair value on a recurring or non-recurring basis at September 30, 2019 or June 30, 2019.

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

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, as of September 30, 2019 and June 30, 2019:

	September 30, 2019
	Carrying	Fair Value Hierarchy			Total Fair
	Amount	Level 1	Level 2	Level 3	Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$44,456	$44,456	$-	$-	$44,456
Securities available-for-sale	37,035	-	27,035	10,000	37,035
Securities held-to-maturity	58,092	-	58,545	-	58,545
Federal Home Loan Bank stock	3,464	-	-	3,464	3,464
Loans, net	372,342	-	-	363,409	363,409
Accrued interest receivable	1,400	-	-	1,400	1,400

Financial liabilities:
Deposits	392,441	-	-	393,429	393,429
Mortgagors' escrow accounts	1,701	-	-	1,701	1,701
Federal Home Loan Bank advances	60,132	-	59,946	-	59,946
Securities sold under agreements to repurchase	1,618	-	1,618	-	1,618
Accrued interest payable	343	-	-	343	343

	June 30, 2019
	Carrying	Fair Value Hierarchy			Total Fair
	Amount	Level 1	Level 2	Level 3	Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$25,672	$25,672	$-	$-	$25,672
Securities available-for-sale	38,919	-	28,943	9,976	38,919
Securities held-to-maturity	63,480	-	63,858	-	63,858
Federal Home Loan Bank stock	3,464	-	-	3,464	3,464
Loans, net	378,017	-	-	366,442	366,442
Accrued interest receivable	1,559	-	-	1,559	1,559

Financial liabilities:
Deposits	383,859	-	-	384,698	384,698
Mortgagors' escrow accounts	3,371	-	-	3,371	3,371
Federal Home Loan Bank advances	62,145	-	62,773	-	62,773
Securities sold under agreements to repurchase	804	-	804	-	804
Accrued interest payable	251	-	-	251	251

NOTE 13 – Subsequent Events

On October 2, 2019, the Board of Directors of PB Bancorp, Inc. declared a quarterly cash dividend of $0.07 per share for stockholders of record as of October 16, 2019, which is payable on October 30, 2019.

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

The contractual amounts of outstanding commitments were as follows:

	September 30,	June 30,
	2019	2019
	(in thousands)
Commitments to extend credit:
Commitments to grant loans	$20,262	$1,118
Unadvanced construction loans	4,852	6,872
Unadvanced lines of credit	21,645	21,819
Standby letters of credit	395	395
Outstanding commitments	$47,154	$30,204

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses changes in the financial condition at September 30, 2019 and June 30, 2019 and results of operations for the three months ended September 30, 2019 and 2018, and should be read in conjunction with the Company’s Consolidated Financial Statements (unaudited) and the notes thereto, appearing in Part I, Item 1 of this quarterly report. These financial statements should be read in conjunction with the 2019 Consolidated Financial Statements and notes thereto included in PB Bancorp, Inc.’s Annual Report on Form 10-K filed with the SEC on September 26, 2019, as amended on October 25, 2019.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. PB Bancorp intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of PB Bancorp, are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. PB Bancorp’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of PB Bancorp and its subsidiary include, but are not limited to, changes in: interest rates, general economic conditions, legislation and regulations, real estate values, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan and investment portfolios, demand for loan products, cyber-attacks, computer viruses and other technological risks that may breach the security of our websites or other systems to obtain unauthorized access to confidential information, destroy data or disable our systems; deposit flows, competition, demand for financial services in PB Bancorp’s market area, the effect of any federal government shutdown, and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning PB Bancorp and its business, including additional factors that could materially affect PB Bancorp financial results, is included in PB Bancorp’s filings with the Securities and Exchange Commission, including the risk factors included in PB Bancorp’s Annual Report on Form 10-K filed with the SEC on September 26, 2019, as amended on October 25, 2019.

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

Our net income decreased $435,000, or 31.3%, to $956,000, or $0.14 per basic and diluted share for the three months ended September 30, 2019, compared to net income of $1.4 million, or $0.19 per basic and diluted share for the three months ended September 30, 2018. This was due primarily to an increase of $750,000 in the provision for loan losses. The Company recorded a credit for loan losses of $600,000 for the three months ended September 30, 2018 compared to a $150,000 provision for loan losses for the three months ended September 30, 2019. Net interest income increased $143,000, or 3.9% to $3.8 million for the three months ended September 30, 2019 from $3.6 million for the three months ended September 30, 2018, while non-interest income increased $65,000, or 9.7% to $734,000, for the three months ended September 30, 2019 from $669,000 for the three months ended September 30, 2018.  Non-interest expense remained unchanged at $3.2 million for the three months ended September 30, 2019 and 2018. Income tax expense decreased $112,000, or 38.0% to $183,000 for the three months ended September 30, 2019 from $295,000 for the three months ended September 30, 2018. The effective tax rate was 16.1% for the three months ended September 30, 2019 compared to 17.5% for the three months ended September 30, 2018.

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

Comparison of Financial Condition at September 30, 2019 and June 30, 2019

Assets

Total assets were $544.2 million at September 30, 2019, an increase of $6.1 million, or 1.1%, from $538.0 million at June 30, 2019. Cash and cash equivalents increased $18.8 million, or 73.2%, to $44.5 million at September 30, 2019 compared to $25.7 million at June 30, 2019. The increase was due to accumulating additional funds from maturing securities, loan pay-offs and an increase in deposits for upcoming loan closings. Investments in held-to-maturity securities decreased $5.4 million, or 8.5%, to $58.1 million at September 30, 2019 compared to $63.5 million at June 30, 2019 and investments in available-for-sale securities decreased $1.9 million, or 4.8%, to $37.0 million at September 30, 2019 compared to $38.9 million at June 30, 2019. The Company continues to use excess cash, as well as cash flows from investments to assist in funding higher yielding loan growth. Net loans outstanding decreased $5.7 million, or 1.5%, to $372.3 million at September 30, 2019 from $378.0 million at June 30, 2019. This was primarily due to decreases in residential loans of $5.4 million, or 2.4% to $216.1 million at September 30, 2019 compared to $221.5 million at June 30, 2019 and commercial real estate loans of $1.3 million, or 0.9%, to $144.4 million at September 30, 2019 compared to $145.7 million at June 30, 2019.

Allowance for Loan Losses

The table below indicates the relationship between the allowance for loan losses, total loans outstanding and non-performing loans at September 30, 2019 and June 30, 2019. For additional information, see “Comparison of Operating Results for the three months ended September 30, 2019 and 2018 – Provision for Loan Losses.”

	September 30,	June 30,
	2019	2019
	(Dollars in thousands)
Allowance for loan losses	$3,212	$3,063
Total loans	374,436	379,924
Non-performing loans	3,763	4,228
Allowance/total loans	0.86%	0.81%
Allowance/non-performing loans	85.4%	72.4%

Liabilities

Total liabilities increased $5.4 million, or 1.2%, to $458.4 million at September 30, 2019 from $453.0 million at June 30, 2019. Total deposits increased $8.6 million, or 2.2%, to $392.4 million at September 30, 2019 from $383.9 million at June 30, 2019. We experienced a decrease in non-interest-bearing deposits of $1.7 million, or 2.2% to $72.1 million at September 30, 2019 compared to $73.8 million at June 30, 2019. Interest-bearing deposits increased $10.2 million, or 3.3% to $320.3 million at September 30, 2019 compared to $310.1 million at June 30, 2019. Total Federal Home Loan Bank borrowings decreased $2.0 million, or 3.2%, to $60.1 million at September 30, 2019 from $62.1 million at June 30, 2019. Mortgagors’ escrow decreased $1.7 million, or 49.5% to $1.7 million at September 30, 2019 compared to $3.4 million at June 30, 2019.

Stockholders’ Equity

Total stockholders’ equity increased $712,000, or 0.8% to $85.8 million at September 30, 2019 from $85.1 million at June 30, 2019 due to net income of $956,000 for the three months ended September 30, 2019, offset by dividends paid totaling $521,000.

Comparison of Operating Results for the Three Months Ended September 30, 2019 and 2018

Interest and Dividend Income. Interest and dividend income increased $383,000, or 8.5% to $4.9 million for the three months ended September 30, 2019 compared to $4.5 million for the three months ended September 30, 2018. The average balance of interest-earning assets increased $21.7 million, or 4.4%, to $515.5 million for the three months ended September 30, 2019 from $493.8 million for the three months ended September 30, 2018. The average yield on interest-earning assets increased to 3.75% for the three months ended September 30, 2019 from 3.60% for the three months ended September 30, 2018.

Interest income on loans increased $411,000, or 11.5% to $4.0 million for the three months ended September 30, 2019 compared to $3.6 million for the three months ended September 30, 2018. This was due to an increase in average loans outstanding and an increase in yield. The average balance of loans increased $23.6 million, or 6.7%, to $377.1 million for the three months ended September 30, 2019 from $353.5 million for the three months ended September 30, 2018. The yield on average loans increased 18 basis points to 4.19% for the three months ended September 30, 2019 from 4.01% for the three months ended September 30, 2018.

Interest and dividend income on investments decreased $155,000, or 17.9% to $711,000 for the three months ended September 30, 2019 compared to $866,000 for the three months ended September 30, 2018. This was due to a decrease in the average balance of investments of $27.3 million, or 21.0%, to $102.7 million for the three months ended September 30, 2019 from $129.9 million for the three months ended September 30, 2018. This was partially offset by an increase in yield of 11 basis points to 2.75% for the three months ended September 30, 2019 from 2.64% for the three months ended September 30, 2018.

Interest Expense. Interest expense increased $240,000, or 27.9% to $1.1 million for the three months ended September 30, 2019 compared to $861,000 for the three months ended September 30, 2018. Total average interest-bearing liabilities increased $16.1 million, or 4.4% to $381.9 million for the three months ended September 30, 2019 compared to $365.7 million for the three months ended September 30, 2018. The cost of average interest-bearing liabilities increased to 1.14% for the three months ended September 30, 2019 compared to 0.93% for the three months ended September 30, 2018.

Interest expense on deposits increased by $247,000, or 44.3%, to $804,000 for the three months ended September 30, 2019 from $557,000 for the three months ended September 30, 2018. The average balance of deposits increased $18.2 million, or 6.1%, from $300.4 million for the three months ended September 30, 2018 to $318.6 million for the three months ended September 30, 2019. The cost of interest-bearing deposits increased to 1.00% for the three months ended September 30, 2019 from 0.74% for the three months ended September 30, 2018. Interest expense on time deposits increased $224,000, or 50.0%, to $672,000 for the three months ended September 30, 2019 from $448,000 for the three months ended September 30, 2018. The average balance of time deposits increased $21.0 million, or 18.4%, from $114.2 million for the three months ended September 30, 2018 to $135.3 million for the three months ended September 30, 2019. The cost of time deposits increased to 1.97% for the three months ended September 30, 2019 from 1.56% for the three months ended September 30, 2018.

Interest expense on borrowings decreased by $7,000, or 2.3%, to $297,000 for the three months ended September 30, 2019 from $304,000 for the three months ended September 30, 2018. The rate paid on borrowings increased one basis point to 1.86% for the three months ended September 30, 2019 from 1.85% for the three months ended September 30, 2018. Average borrowings decreased $2.1 million, or 3.2%, to $63.2 million for the three months ended September 30, 2019 from $65.3 million for the three months ended September 30, 2018. Average Federal Home Loan Bank advances decreased $1.8 million, or 3.0%, to $60.6 million for the three months ended September 30, 2019 from $62.4 million for the three months ended September 30, 2018. We have been able to fund loan growth, in part, with an increase in deposits. The average rate on Federal Home Loan Bank advances increased one basis point to 1.94% for the three months ended September 30, 2019 from 1.93% for the three months ended September 30, 2018. Average other borrowed money decreased $268,000, or 9.3%, to $2.6 million for the three months ended September 30, 2019 from $2.9 million for the three months ended September 30, 2018.

Net Interest Income. Net interest income increased $143,000, or 3.9%, to $3.8 million for the three months ended September 30, 2019 from $3.6 million for the three months ended September 30, 2018. Our interest rate spread decreased to 2.61% for the three months ended September 30, 2019 from 2.67% for the three months ended September 30, 2018 and our net interest-earning assets increased $5.6 million, or 4.4%. Our net interest margin decreased to 2.90% for the three months ended September 30, 2019 from 2.91% for the three months ended September 30, 2018.

Provision for Loan Losses. Provision for loan losses increased $750,000 to $150,000 for the three months ended September 30, 2019 from a credit provision of $600,000 for the three months ended September 30, 2018. This was due primarily to $563,000 in net recoveries for the three months ended September 30, 2018.

Non-interest Income. Non-interest income increased $65,000, or 9.7%, to $734,000 for the three months ended September 30, 2019 compared to $669,000 for the three months ended September 30, 2018. This was primarily due to increases in gain on sale of other real estate owned of $76,000, service fee income of $20,000 and net commissions from brokerage services of $24,000. This was partially offset by a charge of $47,000 in other-than-temporary impairment losses on debt securities.

Non-interest Expense. Non-interest expense remained unchanged at $3.2 million for the three months ended September 30, 2019 and 2018. Salaries and benefits expense increased $135,000, or 7.0% to $2.1 million for the three months ended September 30, 2019 from $1.9 million for the three months ended September 30, 2018. This was primarily due to an increase in salary expense of $98,000. Occupancy and equipment expense decreased $1,000, or 0.3% to $310,000 for the three months ended September 30, 2019 from $311,000 for the three months ended September 30, 2018. All other non-interest expense, consisting primarily of data processing expense, Federal Deposit Insurance Corporation deposit insurance, professional fees and marketing expense decreased by $129,000, or 13.3%, to $838,000 for the three months ended September 30, 2019 from $967,000 for the three months ended September 30, 2018. This was primarily due to decreases in write-downs on other real estate owned of $91,000 and other real estate owned expense of $34,000.

Tax Expense. Income tax expense decreased by $112,000, or 38.0% to $183,000 for the three months ended September 30, 2019 from $295,000 for the three months ended September 30, 2018. Our effective tax rate was 16.1% for the three months ended September 30, 2019 compared to 17.5% for the three months ended September 30, 2018. Tax expense is based on a year-to-date basis at a forecasted effective rate. The effective tax rates differed from the statutory tax rate due to the dividends-received deduction applicable to certain securities in our investment portfolio, tax-exempt municipal income and non-taxable bank-owned life insurance income.

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

	For the Three Months Ended September 30,
		2019			2018
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Income/Expense	Cost	Balance	Income/Expense	Cost
	(Dollars in thousands)
Interest-earning assets:
Investment securities	$102,651	$711	2.75%	$129,917	$866	2.64%
Loans	377,059	3,986	4.19%	353,476	3,575	4.01%
Other earning assets	35,801	170	1.88%	10,425	43	1.64%
Total interest-earning assets	515,511	4,867	3.75%	493,818	4,484	3.60%
Non-interest-earning assets	27,655			28,631
Total assets	$543,166			$522,449

Interest-bearing liabilities:
NOW accounts	$70,611	68	0.38%	$79,122	74	0.37%
Savings accounts	85,522	18	0.08%	84,504	17	0.08%
Money market accounts	27,240	46	0.67%	22,561	18	0.32%
Time deposits	135,263	672	1.97%	114,215	448	1.56%
Total interest-bearing deposits	318,636	804	1.00%	300,402	557	0.74%
FHLB advances	60,593	296	1.94%	62,440	303	1.93%
Other borrowed money	2,625	1	0.15%	2,893	1	0.14%
Total other borowed money	63,218	297	1.86%	65,333	304	1.85%
Total interest-bearing liabilities	381,854	1,101	1.14%	365,735	861	0.93%
Non-interest-bearing demand deposits	71,347			69,785
Other non-interest-bearing liabilities	4,347			2,198
Capital accounts	85,618			84,731
Total liabilities and capital accounts	$543,166			$522,449

Net interest income		$3,766			$3,623
Interest rate spread			2.61%			2.67%
Net interest-earning assets	$133,657			$128,083
Net interest margin			2.90%			2.91%
Average earning assets to
average interest-bearing liabilities			135.00%			135.02%

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

	For the Three Months Ended September 30, 2019
	Compared to the Three Months Ended September 30, 2018
	Increase (Decrease) Due to change in
INTEREST INCOME	Rate	Volume	Net
	(In thousands)
Investment securities	$202	$(357)	$(155)
Loans	166	245	411
Other interest-earning assets	7	120	127
TOTAL INTEREST INCOME	375	8	383

INTEREST EXPENSE

NOW accounts	12	(18)	(6)
Savings accounts	1	-	1
Money market accounts	24	4	28
Time deposits	132	92	224
FHLB advances	12	(19)	(7)
Other borrowed money	-	-	-
TOTAL INTEREST EXPENSE	181	59	240
CHANGE IN NET INTEREST INCOME	$194	$(51)	$143

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

Net interest income at-risk measures the risk of a decline in earnings due to potential short-term and long- term changes in interest rates. The table below represents an analysis of our IRR as measured by the estimated changes in NII, resulting from an instantaneous and sustained parallel shift in the yield curve (+100 and +200 basis points) at September 30, 2019 and June 30, 2019.

Net Interest Income At-Risk
	Estimated Increase (Decrease)	Estimated Increase (Decrease)
Change in Interest Rates	in NII	in NII
(Basis Points)	September 30, 2019	June 30, 2019
+ 200	0.70%	0.90%
+ 100	1.50%	1.60%
- 100	(4.40%)	(4.30%)
- 200	(9.40%)	(9.40%)

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

The table below sets forth, at September 30, 2019, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve based on information produced by an external consultant. This data is for Putnam Bank only and does not include any yield curve changes in the assets of PB Bancorp, Inc.

				NPV as a Percentage of Present
				Value of Assets (3)
		Estimated Increase (Decrease) in
Change in		NPV			Increase
Interest Rates	Estimated				(Decrease)
(basis points) (1)	NPV (2)	Amount	Percent	NPV Ratio (4)	(basis points)
+300	$65,623	$(18,597)	-22.08%	13.30%	(250)
+200	$73,085	$(11,135)	-13.22%	14.40%	(140)
+100	$79,989	$(4,231)	-5.02%	15.30%	(50)
0	$84,220	$-	0.00%	15.80%	0
-100	$85,715	$1,495	1.78%	15.70%	(10)
-200	$85,459	$1,239	1.47%	15.30%	(50)

_____________________

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV ratio represents NPV divided by the present value of assets.

The preceding analysis does not represent actual forecasts and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions, which are subject to change, including: the nature and timing of interest rate levels including the yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows, and others. Also, as market conditions vary prepayment/refinancing levels will likely deviate from those assumed, the varying impact of interest rate changes on caps and floors embedded in adjustable rate loans, early withdrawal of deposits, changes in product preferences, and other internal/external variables.

Liquidity

The term liquidity refers to the ability of the Company and the Bank to meet current and future short-term financial obligations. The Company and the Bank further define liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses. Liquidity management is both a daily and long-term function of business management. The Bank’s primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, and Federal Home Loan Bank of Boston borrowings. The Bank can borrow funds from the Federal Home Loan Bank of Boston based on eligible collateral of loans and securities. The Bank had Federal Home Loan Bank of Boston borrowings as of September 30, 2019 of $60.1 million, with unused borrowing capacity of $49.1 million. The Bank has an internal limit of wholesale borrowings to total assets ratio of 30.0%. As of September 30, 2019, the ratio of wholesale borrowings to total assets was 14.4%.

The Bank’s primary investing activities are the origination of loans and the purchase of investment securities. During the three months ended September 30, 2019, the Bank’s loan principal collections net of loan originations were $7.2 million compared to loan principal collections net of loan originations of $4.1 million for the three months ended September 30, 2018. There were no security purchases during the three months ended September 30, 2019 and 2018. There were $2.0 million in loan purchases for the three months ended September 30, 2019 compared to no loan purchases for the three months ended September 30, 2018.

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

Certificates of deposit totaled $137.7 million at September 30, 2019. The Bank relies on competitive rates, customer service and long-standing relationships with customers to retain deposits. Based on the Bank’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict with certainty future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

Federal banking regulations require a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5%, a minimum ratio of Tier 1 capital to risk-weighted assets of 6% and a minimum leverage ratio of 4% for all banking organizations. Additionally, community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital, Tier 1 capital or Total capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonuses. The capital conservation buffer was fully phased in effective January 1, 2019, with the Bank’s capital levels remaining characterized as “well-capitalized” throughout the phase in periods.  Due to our asset size, the Company is not subject to capital requirements.

As of September 30, 2019, the most recent notification from the Federal Reserve Bank of Boston, categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes would change our category. The following table shows the Bank’s required minimum capital ratios in order to be considered well-capitalized and the actual capital ratios as of September 30, 2019 and June 30, 2019.

	Required	Actual	Actual
	Ratio	Amount	Ratio
	(in thousands)
September 30, 2019
Tier 1 Leverage	5.00%	$66,291	12.46%
Common Equity Tier 1 Capital	6.50	66,291	18.05
Tier 1 Risk-based Capital	8.00	66,291	18.05
Total Capital	10.00	69,560	18.94

June 30, 2019

Tier 1 Leverage	5.00%	$65,318	12.57%
Common Equity Tier 1 Capital	6.50	65,318	17.69
Tier 1 Risk-based Capital	8.00	65,318	17.69
Total Capital	10.00	68,417	18.53

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

For the three months ended September 30, 2019, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

a) Not applicable

b) Not applicable

Item 3.	Defaults Upon Senior Securities – Not applicable

Item 4.	Mine Safety Disclosures – Not Applicable

Item 5.	Other Information - Not Applicable

Item 6.	Exhibits

Exhibits

31.1	Chief Executive Officer Certification pursuant to 17 CFR 240.13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification pursuant to 17 CFR 240.13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.
101	The following materials from PB Bancorp’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2019, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Net Income, (iii) Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PB BANCORP, INC.

(Registrant)

Date:	November 12, 2019	/s/ Thomas A. Borner
Thomas A. Borner
President and Chief Executive Officer

Date:	November 12, 2019	/s/ Robert J. Halloran, Jr.
Robert J. Halloran, Jr.
Executive Vice President, Chief Financial Officer and Treasurer