Form 10-Q
period 2019-12-31
PB Bancorp, Inc.
filed 2020-02-12
CIK 1652106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

☐ YES ☒ NO

As of February 1, 2020, there were 7,447,204 shares of the registrant’s common stock outstanding.

PB Bancorp, Inc.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

PB Bancorp, Inc.

Consolidated Balance Sheets

(Unaudited)

	December 31,	June 30,
	2019	2019
	(in thousands except share data)
ASSETS
Cash and due from depository institutions	$2,401	$2,173
Interest-bearing demand deposits with other banks	36,249	23,499
Total cash and cash equivalents	38,650	25,672
Securities available-for-sale, at fair value	35,223	38,919
Securities held-to-maturity (fair value of $53,628 as of December 31, 2019 and $63,858 as of June 30, 2019)	53,248	63,480
Federal Home Loan Bank stock, at cost	3,044	3,464
Loans held for sale	97	-
Loans	373,833	381,080
Less: Allowance for loan losses	(3,200)	(3,063)
Net loans	370,633	378,017
Premises and equipment, net	3,054	3,062
Accrued interest receivable	1,521	1,559
Other real estate owned	1,009	1,271
Goodwill	6,912	6,912
Bank-owned life insurance	13,443	13,267
Net deferred tax asset	794	443
Other assets	1,833	1,964

Total assets	$529,461	$538,030

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Non-interest-bearing	$72,723	$73,764
Interest-bearing	309,757	310,095
Total deposits	382,480	383,859
Mortgagors' escrow accounts	3,095	3,371
Federal Home Loan Bank advances	52,618	62,145
Securities sold under agreements to repurchase	2,137	804
Other liabilities	2,728	2,779
Total liabilities	443,058	452,958

Stockholders' Equity

Preferred stock,50,000,000 shares authorized, $0.01 par value, no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.01 par value, 7,447,204 shares issued and outstanding at December 31, 2019 and June 30, 2019.	74	74
Additional paid-in capital	58,713	58,598
Retained earnings	31,465	30,638
Accumulated other comprehensive loss	(103)	(269)
Unearned ESOP shares	(3,073)	(3,146)
Unearned stock awards	(673)	(823)
Total stockholders' equity	86,403	85,072

Total liabilities and stockholders' equity	$529,461	$538,030

See accompanying notes to consolidated financial statements.

PB Bancorp, Inc.

Consolidated Statements of Net Income

(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2019	2018	2019	2018
	(in thousands, except per share data)
Interest and dividend income:
Interest and fees on loans	$3,935	$3,731	$7,920	$7,306
Interest and dividends on investments	673	816	1,385	1,681
Other	178	70	348	114
Total interest and dividend income	4,786	4,617	9,653	9,101

Interest expense:
Deposits and escrow	783	577	1,587	1,134
Borrowed funds	270	304	566	608
Total interest expense	1,053	881	2,153	1,742
Net interest and dividend income	3,733	3,736	7,500	7,359

Provision (credit) for loan losses	-	-	150	(600)
Net interest and dividend income after provision (credit) for loan losses	3,733	3,736	7,350	7,959

Non-interest income:
Total other-than-temporary impairment losses on debt securities	(17)	(135)	(216)	(135)
Portion of (gains) losses recognized in other comprehensive income	(17)	131	135	131
Net impairment losses recognized in earnings	(34)	(4)	(81)	(4)
Fees for services	469	488	959	958
Mortgage banking activities	20	7	30	12
Net commissions from brokerage services	36	21	85	45
Income from bank-owned life insurance	88	90	176	179
Gain on sales of other real estate owned, net	69	86	166	107
Other income	21	47	68	107
Total non-interest income	669	735	1,403	1,404

Non-interest expense:
Compensation and benefits	1,760	1,946	3,823	3,874
Occupancy and equipment	292	290	603	600
Data processing	298	293	598	590
LAN/WAN network	23	22	45	46
Advertising and marketing	36	46	77	80
Merger related expenses	491	-	491	-
Other real estate owned	70	21	100	85
Write-down of other real estate owned	-	-	-	91
Other	345	555	790	1,012
Total non-interest expense	3,315	3,173	6,527	6,378
Income before income tax expense	1,087	1,298	2,226	2,985

Income tax expense	174	208	357	504
NET INCOME	$913	$1,090	$1,869	$2,481

Earnings per common share:
Basic	$0.13	$0.15	$0.26	$0.34
Diluted	$0.13	$0.15	$0.26	$0.34

See accompanying notes to consolidated financial statements.

PB Bancorp, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three months ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
	(in thousands)
Net income	$913	$1,090	$1,869	$2,481
Other comprehensive income (loss):
Net unrealized holding gains (losses) on available-for-sale securities	14	(292)	265	(428)
Reclassification adjustment for losses on available-for-sale securities realized in income on (1)	34	4	81	4
Non-credit portion of other-than-temporary gains (losses) on available-for-sale securities	17	(131)	(135)	(131)

Other comprehensive income (loss) before tax	65	(419)	211	(555)
Income tax (loss) benefit related to other comprehensive income (loss)	(13)	85	(45)	114
Other comprehensive income (loss) net of tax	52	(334)	166	(441)
Total comprehensive income	$965	$756	$2,035	$2,040

(1)   Reported in net impairment losses recognized in earnings, included in non-interest income on the consolidated statements of net income. There were no income tax benefits associated with the reclassification adjustments.

See accompanying notes to consolidated financial statements.

PB Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned ESOP Shares	Unearned Stock Awards	Total Stockholders' Equity
	(dollars in thousands, except per share data)
Balances at June 30, 2018	$76	$60,329	$28,822	$(522)	$(3,293)	$(1,123)	$84,289

Comprehensive income	-	-	1,391	(107)	-	-	1,284
Cash dividends declared and paid ($0.06 per share)	-	-	(458)	-	-	-	(458)
ESOP shares committed to be released (4,504 shares)	-	16	-	-	37	-	53
Common stock repurchased (1,000 shares)	-	(11)	-	-	-	-	(11)
Share-based compensation expense	-	43	-	-	-	75	118

Balances at September 30, 2018	$76	$60,377	$29,755	$(629)	$(3,256)	$(1,048)	$85,275

Comprehensive income	-	-	1,090	(334)	-	-	756
Cash dividends declared and paid ($0.13 per share)	-	-	(991)	-	-	-	(991)
ESOP shares committed to be released (4,505 shares)	-	14	-	-	37	-	51
Common stock repurchased (174,983 shares)	(2)	(1,914)	-	-	-	-	(1,916)
Share-based compensation expense	-	36	-	-	-	75	111

Balances at December 31, 2018	$74	$58,513	$29,854	$(963)	$(3,219)	$(973)	$83,286

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned ESOP Shares	Unearned Stock Awards	Total Stockholders' Equity
	(dollars in thousands, except per share data)
Balances at June 30, 2019	$74	$58,598	$30,638	$(269)	$(3,146)	$(823)	$85,072

Comprehensive income	-	-	956	114	-	-	1,070
Cash dividends declared and paid ($0.07 per share)	-	-	(521)	-	-	-	(521)
ESOP shares committed to be released (4,505 shares)	-	15	-	-	37	-	52
Share-based compensation expense	-	36	-	-	-	75	111

Balances at September 30, 2019	$74	$58,649	$31,073	$(155)	$(3,109)	$(748)	$85,784

Comprehensive income	-	-	913	52	-	-	965
Cash dividends declared and paid ($0.07 per share)	-	-	(521)	-	-	-	(521)
ESOP shares committed to be released (4,505 shares)	-	28	-	-	36	-	64
Share-based compensation expense	-	36	-	-	-	75	111
Balances at December 31, 2019	$74	$58,713	$31,465	$(103)	$(3,073)	$(673)	$86,403

See accompanying notes to consolidated financial statements.

PB Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months
	ended December 31,
	2019	2018
	(in thousands)
Cash flows from operating activities
Net income	$1,869	$2,481
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities premiums, net	184	234
Impairment losses on securities	81	4
Net increase in loans held for sale	(97)	-
Amortization of deferred loan costs, net	138	135
Provision (credit) for loan losses	150	(600)
Gain on sale of other real estate owned, net	(166)	(107)
Write-down of other real estate owned	-	91
Loss on sale of premises and equipment	-	1
Depreciation and amortization - premises and equipment	159	166
Amortization - software	3	4
Net decrease (increase) in accrued interest receivable and other assets	166	(842)
Income from bank-owned life insurance	(176)	(179)
(Decrease) increase in other liabilities	(51)	94
Share-based compensation expense	222	229
Deferred tax expense	(396)	1,324
ESOP expense	116	104
Net cash provided by operating activities	2,202	3,139

Cash flows from investing activities
Proceeds from calls, pay downs and maturities of available-for-sale securities	3,749	4,609
Proceeds from calls, pay downs and maturities of held-to-maturity securities	10,125	10,761
Redemption of Federal Home Loan stock	420	-
Net loan principal repayments	8,780	(16,787)
Loan purchases	(1,955)	-
Recoveries of loans previously charged off	14	582
Proceeds from sale of other real estate owned	685	422
Capital expenditures - premises and equipment	(151)	(28)
Net cash provided by (used in) investing activities	21,667	(441)

Cash flows from financing activities
Net decrease in deposit accounts	(1,379)	(5,650)
Net decrease in mortgagors' escrow accounts	(276)	(61)
Repayment of long-term Federal Home Loan Bank advances	(9,527)	(1,027)
Net increase in securities sold under agreements to repurchase	1,333	2,646
Cash dividends paid on common stock	(1,042)	(1,449)
Common stock repurchased	-	(1,927)
Net cash used in financing activities	(10,891)	(7,468)

Net increase (decrease) in cash and cash equivalents	12,978	(4,770)
Cash and cash equivalents at beginning of year	25,672	10,102
Cash and cash equivalents at end of period	$38,650	$5,332
Supplemental disclosures
Cash paid during the period for:
Interest	$2,049	$1,700
Income taxes paid	351	1
Loans transferred to other real estate owned	257	322

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

Acquisition

On October 22, 2019, the Company, Putnam Bank and Centreville Bank announced they had entered into a definitive agreement under which Centreville Bank will acquire the Company and Putnam Bank in an all cash transaction valued at approximately $115.5 million.  The Company’s stockholders will receive $15.25 for each share of Company common stock that they own.  The transaction is expected to close in the first or second quarter of calendar 2020 and is subject to customary closing conditions, including the approval of the Company’s stockholders and required regulatory approvals.  However, it is possible that factors outside the control of both companies, including whether or when the required regulatory approvals will be received, could result in the merger being completed at a different time or not at all.  In connection with the acquisition, the Company had incurred $491,000 of merger expenses for the six months ended December 31, 2019, primarily legal and investment banker costs, which are included in the consolidated Statement of Net Income.

NOTE 2 – Basis of Presentation

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-Q, and accordingly do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary, consisting of only normal recurring accruals and the elimination of all significant intercompany accounts, to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. The interim results of operations are not necessarily indicative of the operating results to be expected for future periods, including the fiscal year ending June 30, 2020. These financial statements should be read in conjunction with the 2019 consolidated financial statements and notes thereto included in PB Bancorp, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (’’SEC’’) on September 26, 2019, as amended on October 5, 2019.

NOTE 3 – Recent Accounting Pronouncements

Effective July 1, 2019 the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which supersedes the requirements in Topic 840, Leases. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. Based on the current level of long-term leases in place, adoption of this guideline was not material to the Company’s results of operations or financial position.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326), which requires entities to measure all expected credit losses for certain financial assets (such as loans and held-to-maturity securities) held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  Entities will now use forward-looking information to better form their credit loss estimates.  The ASU also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. The amendments in this Update, and related guidance, are effective for companies that qualify as “smaller reporting companies” under SEC regulations, like the Company, fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early application will be permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  Management is currently working to implement these requirements to determine the potential impact on the Company’s consolidated financial statements.

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

General component

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, residential construction, commercial and consumer/other. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in terms and amount of loans; concentrations; changes in lending policies and procedures; experience/ability/depth of lending management and staff; loan rating migration; the effect of other external factors; changes in the value of underlying collateral; changes in the loan review system; and national and local economic trends and conditions. The Company calculates historical losses using a five-year rolling average, which is considered indicative of the risk in the Company’s current loan portfolio. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses through December 31, 2019.

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

Residential construction - Loans in this segment include speculative real estate development loans for which payment is derived from sale of the property. Credit risk is affected by the accuracy of estimated costs to complete the project, cost overruns, time to sell at an adequate price, and market conditions.

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

The following information was used in the computation of EPS on both a basic and diluted basis for the three and six months ended December 31, 2019:

	Three months ended December 31,		Six months ended December 31,
	2019	2018	2019	2018
Net income	$913,000	$1,090,000	$1,869,000	$2,481,000

Weighted average common shares applicable to basic EPS	7,064,390	7,198,456	7,062,138	7,208,317
Effect of dilutive potential common shares	86,750	-	49,407	4,306
Weighted average common shares applicable to diluted EPS	7,151,140	7,198,456	7,111,545	7,212,623
Earnings per share:
Basic	$0.13	$0.15	$0.26	$0.34
Diluted	$0.13	$0.15	$0.26	$0.34

For the three months ended December 31, 2018, there were no antidilutive options not being included in the computation of diluted earnings per share.

NOTE 6 – Investment Securities

The carrying value, estimated fair values, and gross unrealized gains and losses of investment securities by maturity and type are as follows:

	Amortized	Gross Unrealized		Fair
	Cost Basis	Gains	(Losses)	Value
	(in thousands)
December 31, 2019:
Available-for-sale:
Debt securities:
U.S. government and government-sponsored securities:
Due after ten years	$1,992	$-	$(67)	$1,925

Corporate bonds:
Due from five through ten years	3,666	-	(222)	3,444

U.S. Government-sponsored and guaranteed mortgage-backed securities:
Due from one through five years	4,178	13	(6)	4,185
From five through ten years	1,022	1	-	1,023
After ten years	12,259	103	(58)	12,304
	17,459	117	(64)	17,512

Non-agency mortgage-backed securities:
Due after ten years	2,236	399	(293)	2,342

Other debt securities:
Auction rate preferred:
Due from five through ten years	8,000	-	-	8,000
After ten years	2,000	-	-	2,000
	10,000	-	-	10,000

Total available-for-sale securities	$35,353	$516	$(646)	$35,223

Held-to-maturity:
U.S. government and government-sponsored securities:
Due in one year or less	$2,994	$14	$-	$3,008
After ten years	4,150	-	(17)	4,133
	7,144	14	(17)	7,141

State agency and municipal obligations
Due from one through five years	438	2	-	440

U.S. Government-sponsored and guaranteed mortgage-backed securities:
Due in one year or less	37	1	-	38
From one through five years	222	5	-	227
From five through ten years	9,077	72	(17)	9,132
After ten years	36,330	439	(119)	36,650
	45,666	517	(136)	46,047
Total held-to-maturity securities	$53,248	$533	$(153)	$53,628

	Amortized	Gross Unrealized		Fair
	Cost Basis	Gains	(Losses)	Value
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

There were no sales of available-for-sale securities for the three and six months ended December 31, 2019 or 2018. Gains and losses on the sales of securities are recorded on the trade date and are determined using the specific identification method. There were other-than-temporary impairment OTTI charges on available-for-sale securities realized in income during the three months ended December 31, 2019 of $34,000 and $4,000 during the three months ended December 31, 2018. The OTTI charges for the three months ended December 31, 2019 included total other-than-temporary impairment losses on non-agency mortgage-backed securities of $17,000, net of a $17,000 gain recognized in other comprehensive loss, before taxes. The OTTI charges for the three months ended December 31, 2018 included total other-than-temporary impairment losses on non-agency mortgage-backed securities of $135,000, net of $131,000 recognized in other comprehensive loss, before taxes. There were other-than-temporary impairment charges on available-for-sale securities realized in income during the six months ended December 31, 2019 of $81,000 and $4,000 during the six months ended December 31, 2018. The OTTI charges for the six months ended December 31, 2019 included total other-than-temporary impairment losses on non-agency mortgage-backed securities of $216,000, net of $135,000 recognized in other comprehensive loss, before taxes. The OTTI charges for the six months ended December 31, 2018 included total other-than-temporary impairment losses on non-agency mortgage-backed securities of $135,000, net of $131,000 recognized in other comprehensive loss, before taxes.

The following is a summary of the estimated fair value and related unrealized losses segregated by category and length of time that individual securities have been in a continuous unrealized loss position at:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
December 31, 2019:
Available-for-sale:
U.S. Government and government-sponsored securities	$-	$-	$1,925	$67	$1,925	$67
Corporate bonds	-	-	3,444	222	3,444	222
U.S. Government-sponsored and guaranteed mortgage-backed securities	4,722	17	5,617	47	10,339	64
Total temporarily impaired available-for-sale	4,722	17	10,986	336	15,708	353

Held-to-maturity:
U.S. Government and government-sponsored securities	4,133	17	-	-	4,133	17
U.S. Government-sponsored and guaranteed mortgage-backed securities	3,936	24	13,483	112	17,419	136
Total temporarily impaired held-to-maturity	8,069	41	13,483	112	21,552	153

Other-than-temporarily impaired debt securities (1):
Non-agency mortgage-backed securities	-	-	840	293	840	293

Total temporarily-impaired and other-than-temporarily impaired securities	$12,791	$58	$25,309	$741	$38,100	$799

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
June 30, 2019:
Available-for-sale:
U.S. Government and government-sponsored securities	$-	$-	$2,242	$68	$2,242	$68
Corporate bonds	-	-	3,676	323	3,676	323

U.S. Government-sponsored and guaranteed mortgage-backed securities	1,425	7	13,576	120	15,001	127
Other securities	2,976	24	-	-	2,976	24
Total temporarily impaired available-for-sale	4,401	31	19,494	511	23,895	542

Held-to-maturity:
U.S. Government and government-sponsored securities	-	-	8,373	6	8,373	6
State and political subdivisions	-	-	438	2	438	2

U.S. Government-sponsored and guaranteed mortgage-backed securities	-	-	29,400	212	29,400	212
Total temporarily impaired held-to-maturity	-	-	38,211	220	38,211	220

Other-than-temporarily impaired debt securities (1):
Non-agency mortgage-backed securities	268	11	947	329	1,215	340

Total temporarily-impaired and other-than-temporarily impaired securities	$4,669	$42	$58,652	$1,060	$63,321	$1,102

(1)	Includes other-than-temporary impaired available-for-sale debt securities in which a portion of the other-than-temporary impairment loss remains in accumulated other comprehensive loss.

Management evaluates securities for OTTI at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

At December 31, 2019, there were 46 individual investment securities with aggregate depreciation of 2.1% from the Company’s amortized cost basis. Management has the intent and ability to hold these securities until cost recovery occurs and considers these declines to be temporary.

The unrealized losses on the Company’s investment in U.S. Government-sponsored agency bonds and U.S. government-guaranteed and government-sponsored residential mortgage-backed securities were primarily caused by interest rate fluctuations. These investments are guaranteed or sponsored by the U.S. government or an agency thereof. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the investment. Because the decline in market value is attributable to changes in interest rates and not to credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2019.

The Company’s unrealized losses on investments in corporate bonds and other securities relate to investments in companies within the financial services sector. As of December 31, 2019, the Company had three investments in corporate single-issuer trust preferred securities (TRUPs) with a total book value of $3.7 million and total fair value of $3.4 million, all of which were classified as available-for-sale. The single-issuer trust preferred investments are evaluated for other-than-temporary impairment by performing a present value of cash flows calculation each quarter. None of the issuers have deferred interest payments or announced the intention to defer interest payments. The Company believes the decline in fair value is related to the spread over three-month LIBOR, on which the quarterly interest payments are based, as the spread over LIBOR being received is significantly lower than current market spreads. Management concluded the impairment of these investments was considered temporary and asserts that the Company does not have the intent to sell these investments and that it is more likely than not it will not have to sell the investments before recovery of their cost bases which may be at maturity.

At December 31, 2019, there was one state and political subdivision security that had an unrealized loss of 0.5% from the Company’s amortized cost basis. We believe the unrealized loss was primarily caused by interest rate fluctuations. This security is guaranteed by a school district located in Texas. Because the decline in market value is attributable to changes in interest rates and not to credit quality, and because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investments before recovery of its amortized cost basis, which may be at maturity, the Company does not consider this investment to be other-than-temporarily impaired at December 31, 2019.

For the three months ended December 31, 2019, there was $34,000 in other-than-temporary impairment losses recognized in earnings and $4,000 for the three months ended December 31, 2018. For the six months ended December 31, 2019, there was $81,000 in other-than-temporary impairment losses recognized in earnings and $4,000 for the six months ended December 31, 2018. The other-than-temporary impairment losses were on non-agency mortgage-backed securities. The Company estimates the portion of possible loss attributable to credit loss using a discounted cash flow model. Significant inputs include the estimated cash flows of the underlying loans based on key assumptions, such as default rate, loss severity and prepayment rate. Assumptions can vary widely from security to security, and are influenced by such factors as loan interest rate, geographical location of the borrower, borrower characteristics and collateral type. The present value of the expected cash flows is compared to the Company’s amortized cost basis to determine if there was a credit-related impairment loss. Based on the expected cash flows derived from the model, the Company expects to recover the remaining unrealized losses on these securities.

The following table represents a roll-forward of the amount of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in other comprehensive loss:

	Six months ended
	December 31,
	2019	2018
	(in thousands)
Balance at beginning of period	$16,016	$15,983
Additional credit losses on securities for which an other-than-temporary impairment charge was previously recorded	81	4
Balance at end of period	$16,097	$15,987

NOTE 7 – Loans

The following table sets forth the composition of our loan portfolio at December 31, 2019 and June 30, 2019:

	December 31,	June 30,
	2019	2019
	(in thousands)
Real Estate:
Residential (1)	$211,893	$221,488
Commercial	147,464	145,694
Residential construction	2,019	1,476
Commercial	10,599	10,298
Consumer and other	814	968

Total loans	372,789	379,924

Net deferred loan costs	1,044	1,156
Allowance for loan losses	(3,200)	(3,063)

Loans, net	$370,633	$378,017

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

The following table presents the Company’s loan classes by internally assigned grades at December 31, 2019 and June 30, 2019:

	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and other	Total
	(in thousands)
December 31, 2019
Grade:
Pass	$207,201	$144,688	$2,019	$9,706	$814	$364,428
Special Mention	1,366	1,546	-	-	-	2,912
Substandard	3,326	1,230	-	893	-	5,449
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$211,893	$147,464	$2,019	$10,599	$814	$372,789

June 30, 2019
Grade:
Pass	$217,800	$142,829	$1,476	$9,355	$968	$372,428
Special Mention	-	1,557	-	-	-	1,557
Substandard	3,688	1,308	-	943	-	5,939
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$221,488	$145,694	$1,476	$10,298	$968	$379,924

Modifications deemed to be troubled debt restructurings were not material for the three and six months ended December 31, 2019 and 2018.

There were no troubled debt restructurings that subsequently defaulted (defined as 30 or more days past due subsequent to restructuring) within one year of modification during the three and six months ended December 31, 2019 and 2018.

NOTE 8 – Non-performing Assets, Past Due and Impaired Loans

The table below sets forth the amounts and categories of non-performing assets at the dates indicated:

	At December 31,	At June 30,
	2019	2019
	(Dollars in thousands)
Non-accrual loans:
Real Estate:
Residential	$3,326	$3,530
Commercial	513	260
Total non-accrual loans	3,839	3,790

Accruing loans past due 90 days or more:
Real Estate:
Residential	-	159
Commercial	-	279
Total accruing loans past due 90 days or more	-	438
Total non-performing loans	3,839	4,228

Other real estate owned	1,009	1,271
Total non-performing assets	$4,848	$5,499

Total non-performing loans to total loans	1.03%	1.11%
Total non-performing assets to total assets	0.92%	1.02%

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

The following table sets forth information regarding past due loans at December 31, 2019 and June 30, 2019:

			90 days
	30–59 Days	60–89 Days	or Greater	Total
At December 31, 2019	Past Due	Past Due	Past Due	Past Due
	(in thousands)
Real Estate:
Residential	$1,659	$588	$695	$2,942
Commercial	658	-	278	936
Consumer and other	4	-	-	4
Total	$2,321	$588	$973	$3,882

At June 30, 2019

Real Estate:
Residential	$39	$397	$668	$1,104
Commercial	-	-	$279	279
Consumer and other	3	-	-	3
Total	$42	$397	$947	$1,386

The following is a summary of information pertaining to impaired loans at December 31, 2019 and June 30, 2019, none of which had a valuation allowance:

	At December 31, 2019		At June 30, 2019
		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal
	Investment	Balance	Investment	Balance
	(in thousands)
Real Estate:
Residential	$1,794	$1,940	$2,150	$2,296
Commercial	514	514	260	260
Total impaired loans	$2,308	$2,454	$2,410	$2,556

The following is a summary of additional information pertaining to impaired loans:

	Three months ended			Three months ended
	December 31, 2019			December 31, 2018
	Average	Interest	Interest Income	Average	Interest	Interest Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
	(in thousands)
Real Estate:
Residential	$1,812	$7	$4	$2,177	$22	$19
Commercial	381	-	-	411	-	-
Total impaired loans	$2,193	$7	$4	$2,588	$22	$19

	Six months ended			Six months ended
	December 31, 2019			December 31, 2018
	Average	Interest	Interest Income	Average	Interest	Interest Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
	(in thousands)
Real Estate:
Residential	$1,925	$27	$22	$2,362	$39	$33
Commercial	340	1	1	684	7	-
Total impaired loans	$2,265	$28	$23	$3,046	$46	$33

NOTE 9 – Allowance for Loan Losses

An analysis of the allow ance for loan losses for the three and six months ended December 31, 2019 and 2018 is as follows:

	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and Other	Unallocated	Total
	(in thousands)
Three months ended December 31, 2019

Beginning balance	$1,551	$1,443	$14	$91	$22	$91	$3,212
Charge-offs	-	-	-	-	(18)	-	(18)
Recoveries	2	-	-	1	3	-	6
Provision	69	(102)	-	(6)	17	22	-
Ending Balance	$1,622	$1,341	$14	$86	$24	$113	$3,200

Three months ended December 31, 2018

Beginning balance	$1,488	$1,094	$7	$77	$131	$109	$2,906
Charge-offs	(42)	-	-	-	(12)	-	(54)
Recoveries	3	-	-	4	5	-	12
(Credit) provision	16	102	(2)	29	(92)	(53)	-
Ending Balance	$1,465	$1,196	$5	$110	$32	$56	$2,864

Six months ended December 31, 2019

Beginning balance	$1,456	$1,418	$10	$79	$28	$72	$3,063
Charge-offs	-	-	-	-	(27)	-	(27)
Recoveries	5	-	-	3	6	-	14
(Credit) provision	161	(77)	4	4	17	41	150
Ending Balance	$1,622	$1,341	$14	$86	$24	$113	$3,200

Six months ended December 31, 2018

Beginning balance	$1,385	$1,194	$14	$80	$135	$135	$2,943
Charge-offs	(42)	-	-	-	(19)	-	(61)
Recoveries	8	560	-	6	8	-	582
(Credit) provision	114	(558)	(9)	24	(92)	(79)	(600)
Ending Balance	$1,465	$1,196	$5	$110	$32	$56	$2,864

Further information pertaining to the allowance for loan losses at December 31, 2019 and June 30, 2019 is as follows:

	Residential	Commercial	Residential		Consumer
	Real Estate	Real Estate	Construction	Commercial	and Other	Unallocated	Total
	(in thousands)
At December 31, 2019
Amount of allowance for loan losses for impaired loans	$-	$-	$-	$-	$-	$-	$-

Amount of allowance for loan losses for non-impaired loans	$1,622	$1,341	$14	$86	$24	$113	$3,200

Impaired loans	$1,794	$514	$-	$-	$-	$-	$2,308

Non-impaired loans	$210,099	$146,950	$2,019	$10,599	$814	$-	$370,481

At June 30, 2019

Amount of allowance for loan losses for impaired loans	$-	$-	$-	$-	$-	$-	$-

Amount of allowance for loan losses for non-impaired loans	$1,456	$1,418	$10	$79	$28	$72	$3,063

Impaired loans	$2,150	$260	$-	$-	$-	$-	$2,410

Non-impaired loans	$219,338	$145,434	$1,476	$10,298	$968	$-	$377,514

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

There were no stock options or awards granted during the six months ended December 31, 2019 and 2018.

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

The Company has recorded share-based compensation expense related to outstanding stock option and restricted stock awards based upon the fair value at the date of grant over the vesting period of such awards on a straight-line basis. The fair value of each restricted stock allocation, based on the market price at the date of grant, is recorded to unearned stock awards. Compensation expense related to unearned restricted shares is amortized to compensation and benefits expense over the vesting period of the restricted stock awards, adjusted by actual forfeitures, based on the trading price of the stock on the date of vesting. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing method which includes several assumptions such as volatility, expected dividends, expected term and risk-free rate for each stock option award. The Company recorded share-based compensation expense in connection with the stock option and restricted stock awards for both the three months ended December 31, 2019 and 2018 of $111,000. The Company recorded share-based compensation expense in connection with the stock option and restricted stock awards for the six months ended December 31, 2019 of $222,000 and for the six months ended December 31, 2018 of $229,000.

NOTE 11 – Accumulated Other Comprehensive Loss

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the consolidated balance sheets, such items are components of accumulated other comprehensive loss.

The components of accumulated other comprehensive loss and related tax effects are as follows:

	December 31,	June 30,
	2019	2019
	(in thousands)
Net unrealized loss on securities available-for-sale	$(130)	$(341)
Tax effect	27	72
Accumulated other comprehensive loss	$(103)	$(269)

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

The level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s assets carried at fair value for December 31, 2019 and June 30, 2019.

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

The Company did not have any transfers of assets between levels of the fair value hierarchy during the six months ended December 31, 2019.

The following summarizes assets measured at fair value on a recurring basis at December 31, 2019 and June 30, 2019:

	Total Fair
	Value	Level 1	Level 2	Level 3
	(in thousands)
At December 31, 2019

Securities available-for-sale:
U.S. government and government-sponsored securities	$1,925	$-	$1,925	$-
Corporate bonds	3,444	-	3,444	-
U.S. Government-sponsored and guaranteed mortgage-backed securities	17,512	-	17,512	-
Non-agency mortgage-backed securities	2,342	-	2,342	-
Other securities	10,000	-	-	10,000
Total	$35,223	$-	$25,223	$10,000

At June 30, 2019

Securities available-for-sale:
U.S. government and government-sponsored securities	$2,242	$-	$2,242	$-
Corporate bonds	3,676	-	3,676	-
U.S. Government-sponsored and guaranteed mortgage-backed securities	20,452	-	20,452	-
Non-agency mortgage-backed securities	2,573	-	2,573	-
Other securities	9,976	-	-	9,976
Total	$38,919	$-	$28,943	$9,976

There were no changes in level 3 assets measured at fair value for the three and six months ended December 31, 2019 and 2018.

The Company had no assets measured at fair value on a non-recurring basis at December 31, 2019. The following summarizes assets measured at fair value on a non-recurring basis and the adjustments to the carrying value at and for the three and six months ended December 31, 2018:

					Total Losses	Total Losses
					for the three	for the six
	Total Fair				months ended	months ended
At June 30, 2019	Value	Level 1	Level 2	Level 3	December 31, 2018	December 31, 2018
	(in thousands)
Impaired loans	$219	$-	$-	$219	$38	$38
Other real estate owned	984	-	-	984	-	63
	$1,203	$-	$-	$1,203	$38	$101

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

There were no liabilities measured at fair value on a recurring or non-recurring basis at December 31, 2019 or June 30, 2019.

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

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, as of December 31, 2019 and June 30, 2019:

	December 31, 2019
	Carrying	Fair Value Hierarchy			Total Fair
	Amount	Level 1	Level 2	Level 3	Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$38,650	$38,650	$-	$-	$38,650
Securities available-for-sale	35,223	-	25,223	10,000	35,223
Securities held-to-maturity	53,248	-	53,628	-	53,628
Federal Home Loan Bank stock	3,044	-	-	3,044	3,044
Loans held for sale	97	-	-	96	96
Loans, net	370,633	-	-	359,883	359,883
Accrued interest receivable	1,521	-	-	1,521	1,521

Financial liabilities:
Deposits	382,480	-	-	383,602	383,602
Mortgagors' escrow accounts	3,095	-	-	3,095	3,095
Federal Home Loan Bank advances	52,618	-	53,591	-	53,591
Securities sold under agreements to repurchase	2,137	-	2,137	-	2,137
Accrued interest payable	355	-	-	355	355

	June 30, 2019
	Carrying	Fair Value Hierarchy			Total Fair
	Amount	Level 1	Level 2	Level 3	Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$25,672	$25,672	$-	$-	$25,672
Securities available-for-sale	38,919	-	28,943	9,976	38,919
Securities held-to-maturity	63,480	-	63,858	-	63,858
Federal Home Loan Bank stock	3,464	-	-	3,464	3,464
Loans, net	378,017	-	-	366,442	366,442
Accrued interest receivable	1,559	-	-	1,559	1,559

Financial liabilities:
Deposits	383,859	-	-	384,698	384,698
Mortgagors' escrow accounts	3,371	-	-	3,371	3,371
Federal Home Loan Bank advances	62,145	-	62,773	-	62,773
Securities sold under agreements to repurchase	804	-	804	-	804
Accrued interest payable	251	-	-	251	251

NOTE 13 – Subsequent Events

On January 2, 2020, the Board of Directors of PB Bancorp, Inc. declared a quarterly cash dividend of $0.07 per share for stockholders of record as of January 16, 2020, which is payable on January 30, 2020.

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

The contractual amounts of outstanding commitments were as follows:

	December 31,	June 30,
	2019	2019
	(in thousands)
Commitments to extend credit:
Commitments to grant loans	$2,888	$1,118
Unadvanced construction loans	3,577	6,872
Unadvanced lines of credit	21,340	21,819
Standby letters of credit	395	395
Outstanding commitments	$28,200	$30,204

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses changes in the financial condition at December 31, 2019 and June 30, 2019 and results of operations for the three and six months ended December 31, 2019 and 2018, and should be read in conjunction with the Company’s Consolidated Financial Statements (unaudited) and the notes thereto, appearing in Part I, Item 1 of this quarterly report. These financial statements should be read in conjunction with the 2019 Consolidated Financial Statements and notes thereto included in PB Bancorp, Inc.’s Annual Report on Form 10-K filed with the SEC on September 26, 2019, as amended on October 25, 2019.

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

Our net income decreased $177,000, or 16.2%, to $913,000, or $0.13 per basic and diluted share for the three months ended December 31, 2019, compared to net income of $1.1 million, or $0.15 per basic and diluted share for the three months ended December 31, 2018. This was due primarily to merger related expenses of $491,000 for the three months ended December 31, 2019. Net interest income remained unchanged at $3.7 million for the three months ended December 31, 2019 and December 31, 2018 while non-interest income decreased $66,000, or 9.0% to $669,000, for the three months ended December 31, 2019 from $735,000 for the three months ended December 31, 2018.  Non-interest expense increased $142,000, or 4.5% to $3.3 million for the three months ended December 31, 2019 from $3.2 million for the three months ended December 31, 2018. Income tax expense decreased $34,000, or 16.3% to $174,000 for the three months ended December 31, 2019 from $208,000 for the three months ended December 31, 2018. The effective tax rate was 16.0% for the three months ended December 31, 2019 and 16.1% for the three months ended December 31, 2018.

Our net income decreased $612,000, or 24.7%, to $1.9 million, or $0.26 per basic and diluted share for the six months ended December 31, 2019, compared to net income of $2.5 million, or $0.34 per basic and diluted share for the six months ended December 31, 2018. This was due primarily to an increase of $750,000 in the provision for loan losses. The Company recorded a credit for loan losses of $600,000 for the six months ended December 31, 2018 compared to a $150,000 provision for loan losses for the six months ended December 31, 2019. Net interest income increased $141,000, or 1.9% to $7.5 million for the six months ended December 31, 2019 from $7.4 million for the six months ended December 31, 2018, while non-interest income remained unchanged at $1.4 million for the six months ended December 31, 2019 and December 31, 2018.  Non-interest expense increased $149,000, or 2.3% to $6.5 million for the six months ended December 31, 2019 from $6.4 million for the six months ended December 31, 2018. This included $491,000 in merger related expenses. Income tax expense decreased $147,000, or 29.2% to $357,000 for the six months ended December 31, 2019 from $504,000 for the six months ended December 31, 2018. The effective tax rate was 16.0% for the six months ended December 31, 2019 compared to 16.9% for the six months ended December 31, 2018.

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

Comparison of Financial Condition at December 31, 2019 and June 30, 2019

Assets

Total assets were $529.5 million at December 31, 2019, a decrease of $8.6 million, or 1.6%, from $538.0 million at June 30, 2019. Cash and cash equivalents increased $13.0 million, or 50.6%, to $38.7 million at December 31, 2019 compared to $25.7 million at June 30, 2019. The increase was due to accumulating additional funds from maturing securities, loan pay-offs and an increase in deposits for upcoming loan closings. Investments in held-to-maturity securities decreased $10.2 million, or 16.1%, to $53.2 million at December 31, 2019 compared to $63.5 million at June 30, 2019 and investments in available-for-sale securities decreased $3.7 million, or 9.5%, to $35.2 million at December 31, 2019 compared to $38.9 million at June 30, 2019. The Company used excess cash, as well as cash flows from investments to assist in repaying higher cost borrowings. Net loans outstanding decreased $7.4 million, or 2.0%, to $370.6 million at December 31, 2019 from $378.0 million at June 30, 2019. This was primarily due to a decrease in residential loans of $9.6 million, or 4.3%, to $211.9 million at December 31, 2019 compared to $221.5 million at June 30, 2019. Commercial real estate loans increased $1.8 million, or 1.2%, to $147.5 million at December 31, 2019 compared to $145.7 million at June 30, 2019.

Allowance for Loan Losses

The table below indicates the relationship between the allowance for loan losses, total loans outstanding and non-performing loans at December 31, 2019 and June 30, 2019. For additional information, see “Comparison of Operating Results for the three and six months ended December 31, 2019 and 2018 – Provision for Loan Losses.”

	December 31,	June 30,
	2019	2019
	(Dollars in thousands)
Allowance for loan losses	$3,200	$3,063
Total loans	372,789	379,924
Non-performing loans	3,839	4,228
Allowance/total loans	0.86%	0.81%
Allowance/non-performing loans	83.4%	72.4%

Liabilities

Total liabilities decreased $9.9 million, or 2.2%, to $443.1 million at December 31, 2019 from $453.0 million at June 30, 2019. Total deposits decreased $1.4 million, or 0.4%, to $382.5 million at December 31, 2019 from $383.9 million at June 30, 2019. We experienced a decrease in non-interest-bearing deposits of $1.0 million, or 1.4%, to $72.7 million at December 31, 2019 compared to $73.8 million at June 30, 2019. Interest-bearing deposits decreased $338,000, or 0.1% to $309.8 million at December 31, 2019 compared to $310.1 million at June 30, 2019. Total Federal Home Loan Bank borrowings decreased $9.5 million, or 15.3%, to $52.6 million at December 31, 2019 from $62.1 million at June 30, 2019, as we required less borrowings to fund our operations. Securities sold under agreement to repurchase increased $1.3 million, or 165.8% to $2.1 million at December 31, 2019 compared to $804,000 at June 30, 2019.

Stockholders’ Equity

Total stockholders’ equity increased $1.3 million, or 1.6%, to $86.4 million at December 31, 2019 from $85.1 million at June 30, 2019 due primarily to net income of $1.9 million for the six months ended December 31, 2019, offset by dividends paid totaling $1.0 million.

Comparison of Operating Results for the Three and Six Months Ended December 31, 2019 and 2018

Interest and Dividend Income. Interest and dividend income increased $169,000, or 3.7% to $4.8 million for the three months ended December 31, 2019 compared to $4.6 million for the three months ended December 31, 2018. The average balance of interest-earning assets increased $18.1 million, or 3.7%, to $508.9 million for the three months ended December 31, 2019 from $490.7 million for the three months ended December 31, 2018. The average yield on interest-earning assets remained the same for the three months ended December 31, 2019 and 2018, at 3.73%.

Interest income on loans increased $204,000, or 5.5% to $3.9 million for the three months ended December 31, 2019 compared to $3.7 million for the three months ended December 31, 2018. This was due to an increase in average loans outstanding and an increase in yield. The average balance of loans increased $14.7 million, or 4.1%, to $375.3 million for the three months ended December 31, 2019 from $360.6 million for the three months ended December 31, 2018. The yield on average loans increased six basis points to 4.16% for the three months ended December 31, 2019 from 4.10% for the three months ended December 31, 2018.

Interest and dividend income on investments decreased $143,000, or 17.5% to $673,000 for the three months ended December 31, 2019 compared to $816,000 for the three months ended December 31, 2018. This was due to a decrease in the average balance of investments of $27.3 million, or 22.3%, to $94.8 million for the three months ended December 31, 2019 from $122.1 million for the three months ended December 31, 2018. This was partially offset by an increase in yield of 17 basis points to 2.82% for the three months ended December 31, 2019 from 2.65% for the three months ended December 31, 2018.

Interest income on other earning assets increased $108,000, or 154.3% to $178,000 for the three months ended December 31, 2019 compared to $70,000 for the three months ended December 31, 2018. This was due to an increase in the average balance of other earning assets of $30.8 million, or 383.3%, to $38.8 million for the three months ended December 31, 2019 from $8.0 million for the three months ended December 31, 2018. The yield on other earning assets decreased 164 basis points to 1.82% for the three months ended December 31, 2019 from 3.46% for the three months ended December 31, 2018.

Interest and dividend income increased $552,000, or 6.1% to $9.7 million for the six months ended December 31, 2019 compared to $9.1 million for the six months ended December 31, 2018. The average balance of interest-earning assets increased $19.9 million, or 4.0% to $512.2 million for the six months ended December 31, 2019 from $492.3 million for the six months ended December 31, 2018. The average yield on interest-earning assets increased to 3.74% for the six months ended December 31, 2019 from 3.67% for the six months ended December 31, 2018 as a result of increases in market interest rates.

Interest income on loans increased $614,000, or 8.4% to $7.9 million for the six months ended December 31, 2019 compared to $7.3 million for the six months ended December 31, 2018. This was due to an increase in average loans outstanding and an increase in yield. The average balance of loans increased $19.1 million, or 5.4% to $376.2 million for the six months ended December 31, 2019 from $357.0 million for the six months ended December 31, 2018. The yield on average loans increased 12 basis points to 4.18% for the six months ended December 31, 2019 from 4.06% for the six months ended December 31, 2018 as a result of increases in market interest rates.

Interest and dividend income on investments decreased $296,000, or 17.6% to $1.4 million for the six months ended December 31, 2019 compared to $1.7 million for the six months ended December 31, 2018. This was due to a decrease in the average balance of investments of $27.3 million, or 21.6% to $98.7 million for the six months ended December 31, 2019 from $126.0 million for the six months ended December 31, 2018. This was partially offset by an increase in yield of 13 basis points to 2.78% for the six months ended December 31, 2019 from 2.65% for the six months ended December 31, 2018 as a result of increases in market interest rates.

Interest income on other earning assets increased $234,000, or 205.3% to $348,000 for the six months ended December 31, 2019 compared to $114,000 for the six months ended December 31, 2018. This was due to an increase in the average balance of other earning assets of $28.1 million, or 304.2%, to $37.3 million for the six months ended December 31, 2019 from $9.2 million for the six months ended December 31, 2018. This was partially offset by a decrease in yield of 60 basis points to 1.85% for the six months ended December 31, 2019 from 2.45% for the six months ended December 31, 2018.

Interest Expense. Interest expense increased $172,000, or 19.5% to $1.0 million for the three months ended December 31, 2019 compared to $881,000 for the three months ended December 31, 2018. Total average interest-bearing liabilities increased $13.1 million, or 3.6% to $374.3 million for the three months ended December 31, 2019 compared to $361.2 million for the three months ended December 31, 2018. The cost of average interest-bearing liabilities increased 15 basis points to 1.12% for the three months ended December 31, 2019 compared to 0.97% for the three months ended December 31, 2018.

Interest expense on deposits increased by $206,000, or 35.7%, to $783,000 for the three months ended December 31, 2019 from $577,000 for the three months ended December 31, 2018. The average balance of deposits increased $20.2 million, or 6.8%, from $297.1 million for the three months ended December 31, 2018 to $317.3 million for the three months ended December 31, 2019. The cost of interest-bearing deposits increased 21 basis points to 0.98% for the three months ended December 31, 2019 from 0.77% for the three months ended December 31, 2018. Interest expense on time deposits increased $188,000, or 40.4%, to $653,000 for the three months ended December 31, 2019 from $465,000 for the three months ended December 31, 2018. The average balance of time deposits increased $17.8 million, or 15.6%, from $114.2 million for the three months ended December 31, 2018 to $132.0 million for the three months ended December 31, 2019. The cost of time deposits increased to 1.96% for the three months ended December 31, 2019 from 1.62% for the three months ended December 31, 2018.

Interest expense on borrowings decreased by $34,000, or 11.2%, to $270,000 for the three months ended December 31, 2019 from $304,000 for the three months ended December 31, 2018. The rate paid on borrowings remained unchanged at 1.88% for the three months ended December 31, 2019 and the three months ended December 31, 2018. Average borrowings decreased $7.1 million, or 11.1%, to $57.0 million for the three months ended December 31, 2019 from $64.1 million for the three months ended December 31, 2018. Average Federal Home Loan Bank advances decreased $6.7 million, or 10.7%, to $55.6 million for the three months ended December 31, 2019 from $62.3 million for the three months ended December 31, 2018. We have been able to fund loan growth, in part, with an increase in deposits. The average rate on Federal Home Loan Bank advances decreased one basis point to 1.92% for the three months ended December 31, 2019 from 1.93% for the three months ended December 31, 2018. Average other borrowed money decreased $421,000, or 22.7%, to $1.4 million for the three months ended December 31, 2019 from $1.8 million for the three months ended December 31, 2018.

Interest expense increased $411,000, or 23.6% to $2.1 million for the six months ended December 31, 2019 compared to $1.7 million for the six months ended December 31, 2018. Total average interest-bearing liabilities increased $14.6 million, or 4.0% to $378.1 million for the six months ended December 31, 2019 compared to $363.5 million for the six months ended December 31, 2018. The cost of average interest-bearing liabilities increased 18 basis points to 1.13% for the six months ended December 31, 2019 compared to 0.95% for the six months ended December 31, 2018.

Interest expense on deposits increased by $453,000, or 39.9%, to $1.6 million for the six months ended December 31, 2019 from $1.1 million for the six months ended December 31, 2018. The average balance of deposits increased $19.2 million, or 6.4%, to $318.0 million for the six months ended December 31, 2019 from $298.7 million for the six months ended December 31, 2018. The cost of interest-bearing deposits increased 24 basis points to 0.99% for the six months ended December 31, 2019 from 0.75% for the six months ended December 31, 2018. Interest expense on time deposits increased $414,000, or 45.4%, to $1.3 million for the six months ended December 31, 2019 from $912,000 for the six months ended December 31, 2018. The average balance of time deposits increased $19.4 million, or 17.0%, to $133.6 million for the six months ended December 31, 2019 from $114.2 million for the six months ended December 31, 2018. The cost of time deposits increased to 1.97% for the six months ended December 31, 2019 from 1.58% for the six months ended December 31, 2018.

Interest expense on borrowings decreased by $42,000, or 6.9%, to $566,000 for the six months ended December 31, 2019 from $608,000 for the six months ended December 31, 2018. The rate paid on borrowings increased one basis point to 1.87% for the six months ended December 31, 2019 from 1.86% for the six months ended December 31, 2018. Average borrowings decreased $4.6 million, or 7.1%, to $60.1 million for the six months ended December 31, 2019 from $64.7 million for the six months ended December 31, 2018. Average Federal Home Loan Bank advances decreased $4.3 million, or 6.8%, to $58.1 million for the six months ended December 31, 2019 from $62.4 million for the six months ended December 31, 2018. We have been able to fund loan growth, in part, with an increase in deposits. The average rate on Federal Home Loan Bank advances remained unchanged at 1.93% for the six months ended December 31, 2019 and for the six months ended December 31, 2018. Average other borrowed money decreased $344,000, or 14.5%, to $2.0 million for the six months ended December 31, 2019 from $2.4 million for the six months ended December 31, 2018.

Net Interest Income. Net interest income remained unchanged at $3.7 million for the three months ended December 31, 2019 and December 31, 2018. Our interest rate spread decreased to 2.61% for the three months ended December 31, 2019 from 2.76% for the three months ended December 31, 2018 and our net interest-earning assets increased $5.0 million, or 3.9%. Our net interest margin decreased to 2.91% for the three months ended December 31, 2019 from 3.02% for the three months ended December 31, 2018.

Net interest income increased $141,000, or 1.9%, to $7.5 million for the six months ended December 31, 2019 from $7.4 million for the six months ended December 31, 2018. Our interest rate spread decreased to 2.61% for the six months ended December 31, 2019 from 2.72% for the six months ended December 31, 2018 and our net interest-earning assets increased $5.3 million, or 4.1%. Our net interest margin decreased to 2.90% for the six months ended December 31, 2019 from 2.97% for the six months ended December 31, 2018.

Provision for Loan Losses. There was no provision for loan loss for the three months ended December 31, 2019 and December 31, 2018.

Provision for loan losses increased $750,000 to $150,000 for the six months ended December 31, 2019 from a credit provision of $600,000 for the six months ended December 31, 2018. This was due primarily to $521,000 in net recoveries for the six months ended December 31, 2018.

Non-interest Income. Non-interest income decreased $66,000, or 9.0%, to $669,000 for the three months ended December 31, 2019 compared to $735,000 for the three months ended December 31, 2018. This was primarily due to an increase of $30,000 in other-than-temporary impairment losses on debt securities and decreases in fees for service of $19,000 and gain on sales of oreo of $17,000.

Non-interest income remained unchanged at $1.4 million for the six months ended December 31, 2019 and December 31, 2018. This included an increase of $77,000 in other-than-temporary impairment losses on debt securities and increases in gain on sale of other real estate owned of $59,000 and net commissions from brokerage services of $40,000.

Non-interest Expense. Non-interest expense increased $142,000, or 4.5% to $3.3 million for the three months ended December 31, 2019 compared to $3.2 million for the three months ended December 31, 2018. Salaries and benefits expense decreased $186,000, or 9.6% to $1.8 million for the three months ended December 31, 2019 from $1.9 million for the three months ended December 31, 2018. This was primarily due to decreases in bonus expense of $98,000 and profit sharing expense of $145,000. This was partially offset by an increase in salary expense of $33,000. Occupancy and equipment expense increased $2,000, or 0.7% to $292,000 for the three months ended December 31, 2019 from $290,000 for the three months ended December 31, 2018. All other non-interest expense, consisting primarily of data processing expense, Federal Deposit Insurance Corporation deposit insurance, merger related expenses, professional fees and marketing expense increased by $326,000, or 34.8%, to $1.3 million for the three months ended December 31, 2019 from $937,000 for the three months ended December 31, 2018. This was primarily due to $491,000 in merger related expenses during the three months ended December 31, 2019. This was partially offset by decreases in FDIC insurance expense of $35,000 and investor related expenses of $31,000.

Non-interest expense increased $149,000, or 2.3% to $6.5 million for the six months ended December 31, 2019 compared to $6.4 million for the six months ended December 31, 2018. Salaries and benefits expense decreased $51,000, or 1.3% to $3.8 million for the six months ended December 31, 2019 from $3.9 million for the six months ended December 31, 2018. Occupancy and equipment expense increased $3,000, or 0.5% to $603,000 for the six months ended December 31, 2019 from $600,000 for the six months ended December 31, 2018. All other non-interest expense, consisting primarily of data processing expense, Federal Deposit Insurance Corporation deposit insurance, merger related expenses, professional fees and marketing expense increased by $197,000, or 10.3%, to $2.1 million for the six months ended December 31, 2019 from $1.9 million for the six months ended December 31, 2018. This was primarily due to $491,000 in merger related expenses during the six months ended December 31, 2019. This was offset by decreases in write-downs on other real estate owned of $91,000 and FDIC insurance expense of $74,000.

Tax Expense. Income tax expense decreased by $34,000, or 16.3% to $174,000 for the three months ended December 31, 2019 from $208,000 for the three months ended December 31, 2018. Our effective tax rate was 16.0% for the three months ended December 31, 2019 and 16.1% for the three months ended December 31, 2018. Tax expense is based on a year-to-date basis at a forecasted effective rate. The effective tax rates differed from the statutory tax rate due to the dividends-received deduction applicable to certain securities in our investment portfolio, tax-exempt municipal income and non-taxable bank-owned life insurance income.

Income tax expense decreased by $147,000, or 29.2% to $357,000 for the six months ended December 31, 2019 from $504,000 for the six months ended December 31, 2018. Our effective tax rate was 16.0% for the six months ended December 31, 2019 compared to 16.9% for the six months ended December 31, 2018. Tax expense is based on a year-to-date basis at a forecasted effective rate. The effective tax rates differed from the statutory tax rate due to the dividends-received deduction applicable to certain securities in our investment portfolio, tax-exempt municipal income and non-taxable bank-owned life insurance income.

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

	For the Three Months Ended December 31,
		2019			2018
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Income/Expense	Cost	Balance	Income/Expense	Cost
	(Dollars in thousands)
Interest-earning assets:
Investment securities	$94,827	$673	2.82%	$122,109	$816	2.65%
Loans	375,267	3,935	4.16%	360,607	3,731	4.10%
Other earning assets	38,775	178	1.82%	8,023	70	3.46%
Total interest-earning assets	508,869	4,786	3.73%	490,739	4,617	3.73%
Non-interest-earning assets	28,392			30,650
Total assets	$537,261			$521,389

Interest-bearing liabilities:
NOW accounts	$71,413	67	0.37%	$75,142	72	0.38%
Savings accounts	86,642	18	0.08%	85,916	17	0.08%
Money market accounts	27,187	45	0.66%	21,798	23	0.42%
Time deposits	132,033	653	1.96%	114,207	465	1.62%
Total interest-bearing deposits	317,275	783	0.98%	297,063	577	0.77%
FHLB advances	55,585	269	1.92%	62,278	303	1.93%
Other borrowed money	1,433	1	0.28%	1,854	1	0.21%
Total other borowed money	57,018	270	1.88%	64,132	304	1.88%
Total interest-bearing liabilities	374,293	1,053	1.12%	361,195	881	0.97%
Non-interest-bearing demand deposits	72,049			70,789
Other non-interest-bearing liabilities	4,859			4,303
Capital accounts	86,060			85,102
Total liabilities and capital accounts	$537,261			$521,389

Net interest income		$3,733			$3,736
Interest rate spread			2.61%			2.76%
Net interest-earning assets	$134,576			$129,544
Net interest margin			2.91%			3.02%
Average earning assets to average interest-bearing liabilities			135.95%			135.87%

	For the Six Months Ended December 31,
		2019			2018
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Income/Expense	Cost	Balance	Income/Expense	Cost
	(Dollars in thousands)
Interest-earning assets:
Investment securities	$98,740	$1,385	2.78%	$126,013	$1,681	2.65%
Loans	376,163	7,920	4.18%	357,041	7,306	4.06%
Other earning assets	37,287	348	1.85%	9,224	114	2.45%
Total interest-earning assets	512,190	9,653	3.74%	492,278	9,101	3.67%
Non-interest-earning assets	28,024			28,544
Total assets	$540,214			$520,822

Interest-bearing liabilities:
NOW accounts	$71,012	134	0.37%	$77,132	146	0.38%
Savings accounts	86,082	36	0.08%	85,210	35	0.08%
Money market accounts	27,214	91	0.66%	22,179	41	0.37%
Time deposits	133,648	1,326	1.97%	114,211	912	1.58%
Total interest-bearing deposits	317,956	1,587	0.99%	298,732	1,134	0.75%
FHLB advances	58,089	565	1.93%	62,359	607	1.93%
Other borrowed money	2,030	1	0.10%	2,374	1	0.08%
Total other borrowed money	60,119	566	1.87%	64,733	608	1.86%
Total interest-bearing liabilities	378,075	2,153	1.13%	363,465	1,742	0.95%
Non-interest-bearing demand deposits	71,697			70,287
Other non-interest-bearing liabilities	4,603			2,154
Capital accounts	85,839			84,916
Total liabilities and capital accounts	$540,214			$520,822

Net interest income		$7,500			$7,359
Interest rate spread			2.61%			2.72%
Net interest-earning assets	$134,115			$128,813
Net interest margin			2.90%			2.97%
Average earning assets to average interest-bearing liabilities			135.47%			135.44%

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

	For the Three Months Ended December 31, 2019
	Compared to the Three Months Ended December 31, 2018
	Increase (Decrease) Due to change in
	Rate	Volume	Net
	(In thousands)
INTEREST INCOME
Investment securities	$283	$(426)	$(143)
Loans	51	153	204
Other interest-earning assets	(222)	330	108
TOTAL INTEREST INCOME	112	57	169

INTEREST EXPENSE

NOW accounts	(1)	(4)	(5)
Savings accounts	1	-	1
Money market accounts	15	7	22
Time deposits	109	79	188
FHLB advances	(2)	(32)	(34)
Other borrowed money	1	(1)	-
TOTAL INTEREST EXPENSE	123	49	172
CHANGE IN NET INTEREST INCOME	$(11)	$8	$(3)

	For the Six Months Ended December 31, 2019
	Compared to the Six Months Ended December 31, 2018
	Increase (Decrease) Due to change in
	Rate	Volume	Net
	(In thousands)
INTEREST INCOME
Investment securities	$221	$(517)	$(296)
Loans	215	399	614
Other interest-earning assets	(85)	319	234
TOTAL INTEREST INCOME	351	201	552

INTEREST EXPENSE

NOW accounts	-	(12)	(12)
Savings accounts	1	-	1
Money market accounts	39	11	50
Time deposits	243	171	414
FHLB advances	-	(42)	(42)
Other borrowed money	-	-	-
TOTAL INTEREST EXPENSE	283	128	411
CHANGE IN NET INTEREST INCOME	$68	$73	$141

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

Net interest income at-risk measures the risk of a decline in earnings due to potential short-term and long- term changes in interest rates. The table below represents an analysis of our IRR as measured by the estimated changes in NII, resulting from an instantaneous and sustained parallel shift in the yield curve (+100 and +200 basis points) at December 31, 2019 and June 30, 2019.

Net Interest Income At-Risk
	Estimated Increase (Decrease)	Estimated Increase (Decrease)
Change in Interest Rates	in NII	in NII
(Basis Points)	December 31, 2019	June 30, 2019
+200	(0.80%)	0.90%
+100	0.60%	1.60%
-100	(3.60%)	(4.30%)
-200	(7.60%)	(9.40%)

Net Portfolio Value Simulation Analysis. We compute the amounts by which the net present value of our cash flows from assets, liabilities and off-balance sheet items (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates. A basis point equals one-hundredth of one percent, and 200 basis points equals two percent, an increase in interest rates from 3% to 5% would mean, for example, a 200 basis point increase in the “Change in Interest Rates” column below.

The table below sets forth, at December 31, 2019, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve based on information produced by an external consultant. This data is for Putnam Bank only and does not include any yield curve changes in the assets of PB Bancorp, Inc.

				NPV as a Percentage of Present
				Value of Assets (3)
Change in		Estimated Increase (Decrease) in			Increase
Interest Rates	Estimated	NPV			(Decrease)
(basis points) (1)	NPV (2)	Amount	Percent	NPV Ratio (4)	(basis points)
+300	$63,523	$(18,538)	-22.59%	13.30%	(250)
+200	$70,928	$(11,133)	-13.57%	14.40%	(140)
+100	$77,631	$(4,430)	-5.40%	15.40%	(40)
0	$82,061	$-	0.00%	15.80%	0
-100	$83,883	$1,822	2.22%	15.80%	0
-200	$86,185	$4,124	5.03%	15.90%	10

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV ratio represents NPV divided by the present value of assets.

The preceding analysis does not represent actual forecasts and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions, which are subject to change, including: the nature and timing of interest rate levels, the yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows, and others. Also, as market conditions vary, prepayment/refinancing levels will likely deviate from these assumed, the varying impact of interest rate changes on caps and floors embedded in adjustable rate loans, early withdrawal of deposits, changes in product preferences, and other internal/external variables.

Liquidity

The term liquidity refers to the ability of the Company and the Bank to meet current and future short-term financial obligations. The Company and the Bank further define liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses. Liquidity management is both a daily and long-term function of business management. The Bank’s primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, and Federal Home Loan Bank of Boston borrowings. The Bank can borrow funds from the Federal Home Loan Bank of Boston based on eligible collateral of loans and securities. The Bank had Federal Home Loan Bank of Boston borrowings as of December 31, 2019 of $52.6 million, with unused borrowing capacity of $45.7 million. The Bank has an internal limit of wholesale borrowings to total assets ratio of 30.0%. As of December 31, 2019, the ratio of wholesale borrowings to total assets was 12.3%.

The Bank’s primary investing activities are the origination of loans and the purchase of investment securities. During the six months ended December 31, 2019, the Bank’s net loan principal repayments were $8.8 million compared to net loan originations of $16.8 million for the six months ended December 31, 2018. There were no security purchases during the six months ended December 31, 2019 and 2018. There were $2.0 million in loan purchases for the six months ended December 31, 2019 compared to no loan purchases for the six months ended December 31, 2018.

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

Certificates of deposit totaled $129.5 million at December 31, 2019. The Bank relies on competitive rates, customer service and long-standing relationships with customers to retain deposits. Based on the Bank’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict with certainty future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

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

As of December 31, 2019, the most recent notification from the Federal Reserve Bank of Boston, categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes would change our category. The following table shows the Bank’s required minimum capital ratios in order to be considered well-capitalized and the actual capital ratios as of December 31, 2019 and June 30, 2019.

	Required	Actual	Actual
	Ratio	Amount	Ratio
	(in thousands)
December 31, 2019
Tier 1 Leverage	5.00%	$67,620	12.86%
Common Equity Tier 1 Capital	6.50	67,620	18.79
Tier 1 Risk-based Capital	8.00	67,620	18.79
Total Capital	10.00	70,854	19.69

June 30, 2019
Tier 1 Leverage	5.00%	$65,318	12.57%
Common Equity Tier 1 Capital	6.50	65,318	17.69
Tier 1 Risk-based Capital	8.00	65,318	17.69
Total Capital	10.00	68,417	18.53

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

For the six months ended December 31, 2019, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

a) Not applicable

b) Not applicable

Item 3.	Defaults Upon Senior Securities – Not applicable

Item 4.	Mine Safety Disclosures – Not Applicable

Item 5.	Other Information - Not Applicable

Item 6.	Exhibits

Exhibits

31.1	Chief Executive Officer Certification pursuant to 17 CFR 240.13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification pursuant to 17 CFR 240.13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.
101	The following materials from PB Bancorp’s Quarterly Report on Form 10-Q for the three and six months ended December 31, 2019, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Net Income, (iii) Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PB BANCORP, INC.
(Registrant)

Date:	February 12, 2020	/s/ Thomas A. Borner
Thomas A. Borner
President and Chief Executive Officer

Date:	February 12, 2020	/s/ Robert J. Halloran, Jr.
Robert J. Halloran, Jr.
Executive Vice President, Chief Financial Officer and Treasurer